Form 10-Q
period 2016-09-30
BANK OF THE OZARKS INC
filed 2016-11-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 31, 2016
Common Stock, $0.01 par value per share	121,147,658

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$876,096	$89,122
Interest earning deposits	93,426	1,866
Cash and cash equivalents	969,522	90,988
Investment securities - available for sale (“AFS”)	1,341,894	602,348
Non-purchased loans and leases	8,759,766	6,528,634
Purchased loans	5,399,831	1,806,037
Total loans and leases	14,159,597	8,334,671
Allowance for loan and lease losses	(69,760)	(60,854)
Net loans and leases	14,089,837	8,273,817
Premises and equipment, net	503,188	296,238
Foreclosed assets	44,250	22,870
Accrued interest receivable	33,022	25,499
Bank owned life insurance (“BOLI”)	576,380	300,427
Intangible assets, net	722,153	152,340
Other, net	171,537	114,932
Total assets	$18,451,783	$9,879,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$2,562,913	$1,515,482
Savings and interest bearing transaction	7,575,977	4,017,504
Time	4,984,914	2,438,482
Total deposits	15,123,804	7,971,468
Repurchase agreements with customers	70,640	65,800
Other borrowings	41,978	204,540
Subordinated notes	222,420	—
Subordinated debentures	118,102	117,685
Accrued interest payable and other liabilities	115,288	52,172
Total liabilities	15,692,232	8,411,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock; $0.01 par value; 300,000,000 and 125,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 121,134,158 and 90,612,388 shares issued at September 30, 2016 and December 31, 2015, respectively	1,211	906
Additional paid-in capital	1,894,864	755,995
Retained earnings	846,636	706,628
Accumulated other comprehensive income	13,635	7,959
Treasury stock, at cost, none at September 30, 2016 and 133,492 shares at December 31, 2015	—	(6,857)
Total stockholders’ equity before noncontrolling interest	2,756,346	1,464,631
Noncontrolling interest	3,205	3,163
Total stockholders’ equity	2,759,551	1,467,794
Total liabilities and stockholders’ equity	$18,451,783	$9,879,459

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$109,365	$62,688	$294,410	$169,757
Purchased loans	77,208	33,255	132,942	101,877
Investment securities:
Taxable	3,102	3,253	7,815	9,968
Tax-exempt	4,549	4,280	11,708	13,405
Deposits with banks and federal funds sold	133	8	151	35
Total interest income	194,357	103,484	447,026	295,042

Interest expense:
Deposits	14,535	4,634	32,598	12,088
Repurchase agreements with customers	22	20	64	56
Other borrowings	286	1,459	880	4,605
Subordinated notes	3,259	—	3,542	—
Subordinated debentures	1,105	984	3,237	2,660
Total interest expense	19,207	7,097	40,321	19,409

Net interest income	175,150	96,387	406,705	275,633
Provision for loan and lease losses	(7,086)	(3,581)	(13,937)	(14,205)
Net interest income after provision for loan and lease losses	168,064	92,806	392,768	261,428

Non-interest income:
Service charges on deposit accounts	10,926	7,425	26,703	21,140
Mortgage lending income	2,616	1,825	5,957	5,104
Trust income	1,564	1,500	4,645	4,395
BOLI income	4,638	2,264	10,243	7,672
Other income from purchased loans, net	4,635	5,456	12,285	21,335
Gains on sales of other assets	594	1,905	2,619	7,290
Net gains on investment securities	—	—	—	2,619
Other	4,258	1,763	9,377	4,920
Total non-interest income	29,231	22,138	71,829	74,475

Non-interest expense:
Salaries and employee benefits	38,069	21,207	86,351	66,450
Net occupancy and equipment	11,669	8,076	28,587	22,711
Other operating expenses	29,043	16,145	62,457	50,175
Total non-interest expense	78,781	45,428	177,395	139,336

Income before taxes	118,514	69,516	287,202	196,567
Provision for income taxes	42,470	23,385	104,967	65,714
Net income	76,044	46,131	182,235	130,853
Earnings attributable to noncontrolling interest	(14)	(3)	(42)	(55)
Net income available to common stockholders	$76,030	$46,128	$182,193	$130,798

Basic earnings per common share	$0.66	$0.53	$1.84	$1.52

Diluted earnings per common share	$0.66	$0.52	$1.84	$1.51

Dividends declared per common share	$0.16	$0.14	$0.465	$0.405

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$76,044	$46,131	$182,235	$130,853
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(2,262)	5,918	8,120	(1,274)
Tax effect of unrealized gains and losses on investment securities AFS	791	(2,265)	(2,444)	484
Reclassification of gains and losses on investment securities AFS included in net income	—	—	—	(2,619)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	—	—	—	998
Total other comprehensive income (loss)	(1,471)	3,653	5,676	(2,411)
Total comprehensive income	$74,573	$49,784	$187,911	$128,442

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands, except per share amounts)
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	130,853	—	—	—	130,853
Earnings attributable to noncontrolling interest	—	—	(55)	—	—	55	—
Total other comprehensive income (loss)	—	—	—	(2,411)	—	—	(2,411)
Common stock dividends paid, $0.405 per share	—	—	(34,280)	—	—	—	(34,280)
Dividend paid to non-controlling interest	—	—	—	—	—	(350)	(350)
Issuance of 116,050 shares of common stock for exercise of stock options	1	1,285	—	—	—	—	1,286
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	818	—	—	—	—	818
Stock-based compensation expense	—	6,214	—	—	—	—	6,214
Forfeiture of 41,325 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 7,657 shares of common stock to non-employee directors	—	—	—	—	—	—	—
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Issuance of 1,447,620 shares of common stock for acquisition of Bank of the Carolinas Corporation, net of issuance costs of $64,000	15	65,311	—	—	—	—	65,326
Balances – September 30, 2015	$883	$633,941	$667,972	$11,721	$—	$3,157	$1,317,674

Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794
Net income	—	—	182,235	—	—	—	182,235
Earnings attributable to noncontrolling interest	—	—	(42)	—	—	42	—
Total other comprehensive income	—	—	—	5,676	—	—	5,676
Common stock dividends paid, $0.465 per share	—	—	(42,185)	—	—	—	(42,185)
Issuance of 83,670 shares of common stock for exercise of stock options	1	1,254	—	—	—	—	1,255
Issuance of 218,761 shares of unvested restricted common stock	2	(6,859)	—	—	6,857	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	962	—	—	—	—	962
Stock-based compensation expense	—	7,953	—	—	—	—	7,953
Forfeiture of 13,986 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 12,415 shares of common stock to non-employee directors	—	—	—	—	—	—	—
Issuance of 20,983,815 shares of common stock for acquisition of Community & Southern Holdings, Inc., net of issuance costs of $395,000	209	787,337	—	—	—	—	787,546
Issuance of 9,370,587 shares of common stock for acquisition of C1 Financial, Inc., net of issuance costs of $82,000	93	348,222	—	—	—	—	348,315
Balances – September 30, 2016	$1,211	$1,894,864	$846,636	$13,635	$—	$3,205	$2,759,551

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$182,235	$130,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,268	7,252
Amortization	6,402	4,934
Earnings attributable to noncontrolling interest	(42)	(55)
Provision for loan and lease losses	13,937	14,205
Provision for losses on foreclosed assets	2,117	2,980
Net amortization of investment securities AFS	3,446	41
Net gains on investment securities AFS	—	(2,619)
Originations of mortgage loans held for sale	(204,085)	(197,989)
Proceeds from sales of mortgage loans held for sale	191,923	196,756
Accretion of purchased loans	(40,734)	(41,217)
Gains on sales of other assets	(2,619)	(7,290)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	—	2,480
Deferred income tax expense	4,102	6,940
Increase in cash surrender value of BOLI	(9,434)	(5,383)
BOLI death benefits in excess of cash surrender value	(809)	(2,289)
Stock-based compensation expense	7,953	6,214
Excess tax benefit on stock-based compensation	(962)	(818)
Changes in assets and liabilities:
Accrued interest receivable	4,833	(5,547)
Other assets, net	(5,429)	30,723
Accrued interest payable and other liabilities	(2,862)	(2,358)
Net cash provided by operating activities	160,240	137,813
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	—	32,777
Proceeds from maturities/calls/paydowns of investment securities AFS	145,386	111,838
Purchases of investment securities AFS	(382,583)	(61,534)
Net increase of non-purchased loans and leases	(2,232,950)	(1,495,210)
Net payments received on purchased loans	751,073	565,154
Purchases of premises and equipment	(34,455)	(11,978)
Purchases of BOLI	(145,000)	(85,000)
Proceeds from BOLI death benefits	2,116	3,149
Proceeds from sales of other assets	22,678	48,514
Cash received from (invested in) unconsolidated investments and noncontrolling interest	345	(1,056)
Net cash received in merger and acquisition transactions	203,695	299,810
Net cash used by investing activities	(1,669,695)	(593,536)
Cash flows from financing activities:
Net increase in deposits	2,586,932	636,870
Net repayments of other borrowings	(386,130)	(31,475)
Net increase in repurchase agreements with customers	4,840	13,925
Proceeds from exercise of stock options	1,255	1,286
Proceeds from issuance of subordinated notes	222,315	—
Excess tax benefit on stock-based compensation	962	818
Cash dividends paid on common stock	(42,185)	(34,280)
Net cash provided by financing activities	2,387,989	587,144
Net increase in cash and cash equivalents	878,534	131,421
Cash and cash equivalents – beginning of period	90,988	150,203
Cash and cash equivalents – end of period	$969,522	$281,624

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a financial holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”), eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”) and, indirectly through the Bank, a subsidiary that holds the Company’s investment securities, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold loans, foreclosed assets or tax credits or engage in other activities. The Company and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The consolidated financial statements include the accounts of the Company, the Bank, the investment subsidiary, the real estate subsidiary, the aircraft subsidiary and certain of those various other entities in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant intercompany transactions and amounts have been eliminated in consolidation.

At September 30, 2016, the Company had 255 offices, including 83 in Arkansas, 73 in Georgia, 44 in Florida, 24 in North Carolina, 22 in Texas, three in Alabama and two offices each in South Carolina, New York and California.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair statement of the accompanying consolidated financial statements. Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year or future periods.

As provided under GAAP, management has up to twelve months following the date of an acquisition to finalize the fair values of the acquired assets and assumed liabilities.  Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Acquisitions

Community & Southern Holdings, Inc.

On July 20, 2016, the Company completed its acquisition of Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at approximately $800.3 million. Pursuant to the terms of the merger agreement, the Company issued 20,983,815 shares of its common stock (plus cash in lieu of fractional shares) to C&S stockholders and to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards (net of shares withheld for taxes).  The acquisition of C&S provided the Company with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  On September 23, 2016, the Company closed one of the acquired banking offices in Georgia.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by C&S, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated and may be subject to further adjustment.

	July 20, 2016
	As Recorded by C&S	Fair Value Adjustments(1)		As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$72,942	$—		$72,942
Investment securities	447,674	4,063	a	451,737
Loans	3,090,579	(61,649)	b	3,028,930
Allowance for loan losses	(42,395)	42,395	b	—
Premises and equipment	73,238	31,969	c	105,207
Foreclosed assets	6,274	(521)	d	5,753
BOLI	86,596	(45)	e	86,551
Goodwill	44,514	(44,514)	f	—
Core deposit intangible asset	12,227	21,327	g	33,554
Deferred income taxes	23,298	(9,059)	h	14,239
Accrued interest receivable and other assets	38,226	(2,003)	i	36,223
Total assets acquired	3,853,173	(18,037)		3,835,136
Liabilities assumed:
Deposits	3,256,372	11,813	j	3,268,185
Other borrowings	90,000	—		90,000
Accrued interest payable and other liabilities	22,991	(585)	k	22,406
Total liabilities assumed	3,369,363	11,228		3,380,591
Net assets acquired	$483,810	$(29,265)		454,545
Consideration paid:
Cash				(12,336)
Stock				(787,942)
Total consideration paid				(800,278)
Goodwill				$345,733

(1)

Management continues to evaluate and may revise, if necessary, one or more of the fair value adjustments in future periods. To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired held to maturity investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the evaluation of BOLI acquired.
f-	Adjustment reflects the elimination of previously recorded goodwill.
g-

Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition net of the elimination of previously recorded core deposit intangible assets.

h-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
i-	Adjustment reflects the fair value adjustment based on the evaluation of accrued interest receivable and other assets.
j-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired deposits.
k-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the C&S acquisition.

Goodwill of $345.7 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the C&S acquisition and is the result of expected operational synergies, expansion of full service banking in Georgia and other factors. This goodwill is not expected to be deductible for tax purposes. Management continues to evaluate the fair value adjustments and the resultant fair values of acquired assets and assumed liabilities recorded in the C&S acquisition.  To the extent that management revises any of the fair value adjustments, the amount of goodwill recorded in the C&S acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of C&S beginning July 21, 2016 through the end of the reporting period. For both the three months and nine months ended September 30, 2016, C&S contributed approximately $37.0 million of net interest income and approximately $17.5 million of net income to the Company’s operating results.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming C&S was acquired as of the beginning of each period presented, adjusted for estimated costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2015 or 2016 and should not be considered as representative of future operating results.

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$493,602	$404,497
Net income – pro forma (unaudited)	$222,029	$176,635
Diluted earnings per common share – pro forma (unaudited)	$1.94	$1.64

C1 Financial, Inc.

On July 21, 2016, the Company completed its acquisition of C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at approximately $376.1 million. Pursuant to the terms of the merger agreement and immediately after the effective time of the C1 Merger and in accordance with the terms of the Brazilian standby purchase agreement dated December 21, 2015, the Company sold certain C1 Bank loans (“Brazilian Loans”) equal to the aggregate purchase price of the Brazilian Loans.  As a result of the closing of the C1 Merger, the Company issued 9,370,587 shares of its common stock to C1 shareholders, net of the shares redeemed in exchange for the Brazilian Loans.  The acquisition of C1 provided the Company with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by C1, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated and may be subject to further adjustment.

	July 21, 2016
	As Recorded by C1	Fair Value Adjustments(1)		As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$143,592	$—		$143,592
Investment securities	7,618	(28)	a	7,590
Loans	1,353,498	(40,456)	b	1,313,042
Allowance for loan losses	(7,307)	7,307	b	—
Premises and equipment	63,943	13,690	c	77,633
Foreclosed assets	21,704	(1,656)	d	20,048
BOLI	36,280	—		36,280
Core deposit and other intangible assets	576	9,198	e	9,774
Deferred income taxes	1,608	8,288	f	9,896
Accrued interest receivable and other assets	12,182	(3,124)	g	9,058
Total assets acquired	1,633,694	(6,781)		1,626,913
Liabilities assumed:
Deposits	1,294,439	2,779	h	1,297,218
Other borrowings	131,010	2,558	i	133,568
Accrued interest payable and other liabilities	4,775	1,040	j	5,815
Total liabilities assumed	1,430,224	6,377		1,436,601
Net assets acquired	$203,470	$(13,158)		190,312
Consideration paid:
Cash and shares redeemed for Brazilian Loans				(27,694)
Stock				(348,397)
Total consideration paid				(376,091)
Goodwill				$185,779

(1)

Management continues to evaluate and may revise, if necessary, one or more of the fair value adjustments in future periods. To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment for the core deposit and other intangible assets recorded as a result of the acquisition.
f-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
g-	Adjustment reflects the fair value adjustment based on the evaluation of accrued interest receivable and other assets.
h-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired deposits.
i-	Adjustment reflects the fair value adjustment of these assumed liabilities.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the C1 acquisition.

Goodwill of $185.8 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the C1 acquisition and is the result of expected operational synergies, expansion of full service banking throughout the west coast of Florida and in Miami-Dade and Orange counties, the acquisition of the former C1 labs innovation group and other factors. This goodwill is not expected to be deductible for tax purposes. Management continues to evaluate the fair value adjustments and the resultant fair values of acquired assets and assumed liabilities recorded in the C1 acquisition. To the extent that management revises any of the fair value adjustments, the amount of goodwill recorded in the C1 acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of C1 beginning July 22, 2016 through the end of the reporting period. For both the three months and nine months ended September 30, 2016, C1 contributed approximately $16.2 million of net interest income and approximately $7.2 million of net income to the Company’s operating results.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming C1 was acquired as of the beginning of each period presented, adjusted for estimated costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2015 or 2016 and should not be considered as representative of future operating results.

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$448,903	$334,960
Net income – pro forma (unaudited)	$198,814	$152,847
Diluted earnings per common share – pro forma (unaudited)	$1.88	$1.42

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. For the three months and nine months ended September 30, 2016, options to purchase 648,135 shares and 652,077 shares, respectively, of the Company’s common stock were excluded from the diluted EPS calculations, and for the three months and nine months ended September 30, 2015, options to purchase 4,000 shares and 519,270 shares, respectively, of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of such options during such periods would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$14,521	$12,154	$42,185	$34,280
Undistributed earnings allocated to common stockholders	61,509	33,974	140,008	96,518
Net income available to common stockholders	$76,030	$46,128	$182,193	$130,798

Denominator:
Denominator for basic EPS – weighted-average common shares	114,745	87,683	98,779	86,070
Effect of dilutive securities – stock options	262	771	285	769
Denominator for diluted EPS – weighted-average common shares and assumed conversions	115,007	88,454	99,064	86,839
Basic EPS	$0.66	$0.53	$1.84	$1.52
Diluted EPS	$0.66	$0.52	$1.84	$1.51

5.	Investment Securities

At both September 30, 2016 and December 31, 2015, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2016:
Obligations of state and political subdivisions	$735,494	$16,325	$(1,094)	$750,725
U.S. Government agency securities	568,130	6,224	(418)	573,936
Corporate obligations	10,089	—	(67)	10,022
CRA qualified investment fund	1,055	7	—	1,062
Other equity securities	6,149	—	—	6,149
Total	$1,320,917	$22,556	$(1,579)	$1,341,894
December 31, 2015:
Obligations of state and political subdivisions	$415,095	$12,321	$(138)	$427,278
U.S. Government agency securities	146,265	1,720	(1,035)	146,950
Corporate obligations	3,562	—	—	3,562
CRA qualified investment fund	1,038	—	(10)	1,028
Other equity securities	23,530	—	—	23,530
Total	$589,490	$14,041	$(1,183)	$602,348

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2016:
Obligations of state and political subdivisions	$128,359	$1,084	$4,747	$10	$133,106	$1,094
U.S. Government agency securities	91,380	412	161	6	91,541	418
Corporate obligations	7,022	67	—	—	7,022	67
Total temporarily impaired securities	$226,761	$1,563	$4,908	$16	$231,669	$1,579

December 31, 2015:
Obligations of state and political subdivisions	$18,018	$114	$6,167	$24	$24,185	$138
U.S. Government agency securities	72,671	930	4,381	105	77,052	1,035
CRA qualified investment fund	1,029	10	—	—	1,029	10
Total temporarily impaired securities	$91,718	$1,054	$10,548	$129	$102,266	$1,183

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At both September 30, 2016 and December 31, 2015, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	September 30, 2016
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$99,489	$100,484
After one year to five years	341,412	344,840
After five years to ten years	308,141	313,543
After ten years	571,875	583,027
Total	$1,320,917	$1,341,894

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Sales proceeds	$—	$—	$—	$32,777
Gross realized gains	—	—	—	2,620
Gross realized losses	—	—	—	(1)
Net gains on investment securities	$—	$—	$—	$2,619

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$65,133	$56,749	$60,854	$52,918
Charge-offs of non-purchased loans and leases	(1,791)	(992)	(4,356)	(6,567)
Recoveries of non-purchased loans and leases previously charged off	418	360	862	866
Net charge-offs – non-purchased loans and leases	(1,373)	(632)	(3,494)	(5,701)
Chrage-offs of purchased loans	(1,197)	(829)	(1,732)	(2,945)
Recoveries of purchased loans previously charged off	111	148	195	540
Net charge-offs – purchased loans	(1,086)	(681)	(1,537)	(2,405)
Net charge-offs – total loans and leases	(2,459)	(1,313)	(5,031)	(8,106)
Provision for loan and lease losses:
Non-purchased loans and leases	5,600	2,900	12,000	11,800
Purchased loans	1,486	681	1,937	2,405
Total provision	7,086	3,581	13,937	14,205
Ending balance	$69,760	$59,017	$69,760	$59,017

ALLL allocated to non-purchased loans and leases	$68,160	$59,017	$68,160	$59,017
ALLL allocated to purchased loans	1,600	—	1,600	—
Total ALLL	$69,760	$59,017	$69,760	$59,017

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2016:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$10,099	$(94)	$6	$312	$10,323
Non-farm/non-residential	19,118	(236)	—	754	19,636
Construction/land development	17,496	(22)	2	2,582	20,058
Agricultural	3,755	—	—	(373)	3,382
Multifamily residential	3,661	—	—	(12)	3,649
Commercial and industrial	3,790	(45)	13	182	3,940
Consumer	712	(19)	1	870	1,564
Direct financing leases	4,092	(795)	4	842	4,143
Other	1,210	(580)	392	443	1,465
Total non-purchased loans and leases	63,933	(1,791)	418	5,600	68,160
Purchased loans	1,200	(1,197)	111	1,486	1,600
Total loans and leases	$65,133	$(2,988)	$529	$7,086	$69,760

Nine months ended September 30, 2016:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$8,672	$(350)	$43	$1,958	$10,323
Non-farm/non-residential	16,796	(248)	—	3,088	19,636
Construction/land development	18,176	(42)	53	1,871	20,058
Agricultural	3,388	(7)	—	1	3,382
Multifamily residential	3,031	—	14	604	3,649
Commercial and industrial	2,574	(87)	52	1,401	3,940
Consumer	707	(87)	15	929	1,564
Direct financing leases	3,835	(2,263)	20	2,551	4,143
Other	2,475	(1,272)	665	(403)	1,465
Total non-purchased loans and leases	59,654	(4,356)	862	12,000	68,160
Purchased loans	1,200	(1,732)	195	1,937	1,600
Total loans and leases	$60,854	$(6,088)	$1,057	$13,937	$69,760

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2015:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$5,601	$(121)	$37	$92	$5,609
Non-farm/non-residential	18,232	(6)	1	(144)	18,083
Construction/land development	19,148	(38)	40	1,997	21,147
Agricultural	2,460	—	—	12	2,472
Multifamily residential	2,886	(20)	—	42	2,908
Commercial and industrial	3,249	(132)	149	(106)	3,160
Consumer	825	(11)	5	34	853
Direct financing leases	3,554	(222)	7	522	3,861
Other	794	(442)	121	451	924
Total non-purchased loans and leases	56,749	(992)	360	2,900	59,017
Purchased loans	—	(829)	148	681	—
Total loans and leases	$56,749	$(1,821)	$508	$3,581	$59,017

Nine months ended September 30, 2015:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$5,482	$(742)	$58	$811	$5,609
Non-farm/non-residential	17,190	(330)	18	1,205	18,083
Construction/land development	15,960	(809)	77	5,919	21,147
Agricultural	2,558	(13)	—	(73)	2,472
Multifamily residential	2,147	(228)	—	989	2,908
Commercial and industrial	4,873	(2,672)	188	771	3,160
Consumer	818	(80)	47	68	853
Direct financing leases	2,989	(563)	20	1,415	3,861
Other	901	(1,130)	458	695	924
Total non-purchased loans and leases	52,918	(6,567)	866	11,800	59,017
Purchased loans	—	(2,945)	540	2,405	—
Total loans and leases	$52,918	$(9,512)	$1,406	$14,205	$59,017

The following table is a summary of the Company’s ALLL for non-purchased loans and leases and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL for Non-Purchased Loans and Leases			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
September 30, 2016:
Real estate:
Residential 1-4 family	$32	$10,291	$10,323	$1,006	$429,538	$430,544
Non-farm/non-residential	4	19,632	19,636	1,562	2,393,280	2,394,842
Construction/land development	73	19,985	20,058	435	4,201,430	4,201,865
Agricultural	404	2,978	3,382	1,265	90,164	91,429
Multifamily residential	—	3,649	3,649	—	518,702	518,702
Commercial and industrial	513	3,427	3,940	683	255,422	256,105
Consumer	3	1,561	1,564	23	114,968	114,991
Direct financing leases	—	4,143	4,143	—	131,646	131,646
Other	—	1,465	1,465	6	619,636	619,642
Total	$1,029	$67,131	$68,160	$4,980	$8,754,786	$8,759,766

December 31, 2015:
Real estate:
Residential 1-4 family	$297	$8,375	$8,672	$2,030	$348,224	$350,254
Non-farm/non-residential	31	16,765	16,796	940	2,009,926	2,010,866
Construction/land development	48	18,128	18,176	5,556	2,820,019	2,825,575
Agricultural	475	2,913	3,388	1,313	73,127	74,440
Multifamily residential	—	3,031	3,031	83	440,745	440,828
Commercial and industrial	487	2,087	2,574	714	230,567	231,281
Consumer	2	705	707	24	27,721	27,745
Direct financing leases	—	3,835	3,835	—	147,735	147,735
Other	—	2,475	2,475	7	419,903	419,910
Total	$1,340	$58,314	$59,654	$10,667	$6,517,967	$6,528,634

(1)	Excludes $1.6 million and $1.2 million of ALLL allocated to the Company’s purchased loans at September 30, 2016 and December 31, 2015, respectively.

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and nine months ended September 30, 2016.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2016	Weighted Average Carrying Value – Nine Months Ended September 30, 2016
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$348	$(215)	$133	$32	$568	$939
Non-farm/non-residential	928	(924)	4	4	89	71
Construction/land development	130	—	130	73	124	122
Agricultural	1,081	—	1,081	404	1,113	1,132
Commercial and industrial	838	(325)	513	513	510	511
Consumer	17	(4)	13	3	23	17
Total impaired loans and leases with a related ALLL	3,342	(1,468)	1,874	1,029	2,427	2,792

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,312	(439)	873	—	981	939
Non-farm/non-residential	2,021	(463)	1,558	—	1,209	1,042
Construction/land development	1,115	(810)	305	—	234	2,398
Agricultural	393	(209)	184	—	183	177
Multifamily residential	133	(133)	—	—	—	41
Commercial and industrial	220	(50)	170	—	185	196
Consumer	15	(5)	10	—	10	11
Other	6	—	6	—	6	6
Total impaired loans and leases without a related ALLL	5,215	(2,109)	3,106	—	2,808	4,810
Total impaired non-purchased loans and leases	$8,557	$(3,577)	$4,980	$1,029	$5,235	$7,602

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,914	$(1,804)	$1,110	$297	$1,279
Non-farm/non-residential	962	(907)	55	31	129
Construction/land development	121	—	121	48	896
Agricultural	1,153	—	1,153	475	479
Commercial and industrial	825	(322)	503	487	404
Consumer	26	(15)	11	2	16
Total impaired loans and leases with a related ALLL	6,001	(3,048)	2,953	1,340	3,203

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,306	(386)	920	—	955
Non-farm/non-residential	1,083	(198)	885	—	1,137
Construction/land development	7,873	(2,438)	5,435	—	8,255
Agricultural	362	(202)	160	—	261
Multifamily residential	216	(133)	83	—	155
Commercial and industrial	261	(50)	211	—	141
Consumer	18	(5)	13	—	14
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	11,126	(3,412)	7,714	—	10,925
Total impaired non-purchased loans and leases	$17,127	$(6,460)	$10,667	$1,340	$14,128

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at September 30, 2016 or at December 31, 2015 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases had previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three and nine months ended September 30, 2016 and 2015 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
September 30, 2016:
Real estate:
Residential 1-4 family (1)	$423,398	$—	$3,226	$3,920	$430,544
Non-farm/non-residential	2,069,077	272,746	47,063	5,956	2,394,842
Construction/land development	3,875,564	315,893	9,051	1,357	4,201,865
Agricultural	48,128	31,768	9,328	2,205	91,429
Multifamily residential	469,810	45,077	2,771	1,044	518,702
Commercial and industrial	161,387	87,302	6,305	1,111	256,105
Consumer (1)	114,617	—	120	254	114,991
Direct financing leases	130,560	56	234	796	131,646
Other (1)	613,799	5,610	222	11	619,642
Total	$7,906,340	$758,452	$78,320	$16,654	$8,759,766

December 31, 2015:
Real estate:
Residential 1-4 family (1)	$342,083	$—	$2,946	$5,225	$350,254
Non-farm/non-residential	1,692,632	235,999	73,788	8,447	2,010,866
Construction/land development	2,553,368	256,655	8,916	6,636	2,825,575
Agricultural	40,538	22,799	8,909	2,194	74,440
Multifamily residential	400,848	35,080	4,079	821	440,828
Commercial and industrial	179,797	47,802	1,854	1,828	231,281
Consumer (1)	27,219	—	276	250	27,745
Direct financing leases	146,934	201	190	410	147,735
Other (1)	415,686	4,027	182	15	419,910
Total	$5,799,105	$602,563	$101,140	$25,826	$6,528,634

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current(3)	Total
	(Dollars in thousands)
September 30, 2016:
Real estate:
Residential 1-4 family	$3,330	$1,607	$4,937	$425,607	$430,544
Non-farm/non-residential	2,617	1,716	4,333	2,390,509	2,394,842
Construction/land development	2,403	204	2,607	4,199,258	4,201,865
Agricultural	150	228	378	91,051	91,429
Multifamily residential	779	—	779	517,923	518,702
Commercial and industrial	83	750	833	255,272	256,105
Consumer	125	53	178	114,813	114,991
Direct financing leases	418	659	1,077	130,569	131,646
Other	30	6	36	619,606	619,642
Total	$9,935	$5,223	$15,158	$8,744,608	$8,759,766

December 31, 2015:
Real estate:
Residential 1-4 family	$2,793	$1,507	$4,300	$345,954	$350,254
Non-farm/non-residential	1,881	777	2,658	2,008,208	2,010,866
Construction/land development	1,043	5,645	6,688	2,818,887	2,825,575
Agricultural	1,780	243	2,023	72,417	74,440
Multifamily residential	—	83	83	440,745	440,828
Commercial and industrial	823	751	1,574	229,707	231,281
Consumer	248	33	281	27,464	27,745
Direct financing leases	517	321	838	146,897	147,735
Other	8	7	15	419,895	419,910
Total	$9,093	$9,367	$18,460	$6,510,174	$6,528,634
(1)	Includes $0.3 million and $1.9 million at September 30, 2016 and December 31, 2015, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at September 30, 2016 and December 31, 2015.
(3)	Includes $1.8 million and $2.3 million of loans and leases on nonaccrual status at September 30, 2016 and December 31, 2015, respectively.

Purchased Loans

As of September 30, 2016, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since its most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). At September 30, 2016, the Company had $6.0 million of impaired purchased loans compared to $8.1 million at December 31, 2015.

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
September 30, 2016:
Real estate:
Residential 1-4 family	$111,115	$410,982	$168,343	$67,047	$235	$79,875	$1,918	$839,515
Non-farm/non-residential	319,635	1,573,456	422,873	3,556	578	133,188	3,108	2,456,394
Construction/land development	106,223	382,823	129,575	3,041	22	12,109	84	633,877
Agricultural	14,856	5,794	3,891	411	—	4,753	—	29,705
Multifamily residential	13,702	236,029	69,283	812	13	10,230	—	330,069
Commercial and industrial	19,865	178,415	14,326	2,687	23	4,917	67	220,300
Consumer	340,537	449,243	82,372	3,015	—	481	—	875,648
Other	5,815	1,908	138	75	—	6,387	—	14,323
Total	$931,748	$3,238,650	$890,801	$80,644	$871	$251,940	$5,177	$5,399,831

December 31, 2015:
Real estate:
Residential 1-4 family	$59,497	$117,498	$38,888	$85,684	$351	$82,862	$2,172	$386,952
Non-farm/non-residential	209,542	693,707	122,652	5,039	363	99,681	4,563	1,135,547
Construction/land development	13,121	12,511	7,137	4,771	22	10,224	37	47,823
Agricultural	4,825	7,963	1,456	797	—	4,877	—	19,918
Multifamily residential	20,347	86,588	27,818	896	13	3,835	—	139,497
Commercial and industrial	8,912	29,001	9,244	5,649	20	7,185	511	60,522
Consumer	726	205	185	6,106	2	263	—	7,487
Other	3,944	3,316	212	243	—	576	—	8,291
Total	$320,914	$950,789	$207,592	$109,185	$771	$209,503	$7,283	$1,806,037

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

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
September 30, 2016:
Real estate:
Residential 1-4 family	$10,401	$9,857	$20,258	$819,257	$839,515
Non-farm/non-residential	8,542	19,569	28,111	2,428,283	2,456,394
Construction/land development	2,536	870	3,406	630,471	633,877
Agriculture	136	1,022	1,158	28,547	29,705
Multifamily residential	335	160	495	329,574	330,069
Commercial and industrial	1,129	1,373	2,502	217,798	220,300
Consumer	6,360	1,098	7,458	868,190	875,648
Other	—	—	—	14,323	14,323
Total	$29,439	$33,949	$63,388	$5,336,443	$5,399,831

Purchased loans without evidence of credit deterioration at date of acquisition	$20,257	$8,336	$28,593	$5,114,121	$5,142,714
Purchased loans with evidence of credit deterioration at date of acquisition	9,182	25,613	34,795	222,322	257,117
Total	$29,439	$33,949	$63,388	$5,336,443	$5,399,831

December 31, 2015:
Real estate:
Residential 1-4 family	$9,042	$6,293	$15,335	$371,617	$386,952
Non-farm/non-residential	3,435	6,837	10,272	1,125,275	1,135,547
Construction/land development	919	1,255	2,174	45,649	47,823
Agriculture	106	356	462	19,456	19,918
Multifamily residential	299	—	299	139,198	139,497
Commercial and industrial	714	924	1,638	58,884	60,522
Consumer	101	41	142	7,345	7,487
Other	10	11	21	8,270	8,291
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

Purchased loans without evidence of credit deterioration at date of acquisition	$7,972	$2,743	$10,715	$1,578,536	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	6,654	12,974	19,628	197,158	216,786
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

At September 30, 2016 and December 31, 2015, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$27,381	$22,802
Differences in amounts reflected in the financial statements and income tax basis for purchased loans	77,054	24,600
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	8,348	5,771
Stock-based compensation	7,237	4,199
Deferred compensation	2,318	2,035
Foreclosed assets	4,506	3,101
Deferred loan fees and costs, net	—	10,579
Acquired net operating losses	29,585	27,862
Other, net	9,259	4,273
Total gross deferred tax assets	165,688	105,222
Less valuation allowance	(474)	(474)
Net deferred tax asset	165,214	104,748
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	45,903	21,924
Investment securities AFS	12,431	5,650
Acquired intangible assets	11,301	1,448
Deferred loan fees and costs, net	1,846	—
Total gross deferred tax liabilities	71,481	29,022
Net deferred tax assets	$93,733	$75,726

Federal net operating losses were acquired in certain of the Company’s acquisitions.  The federal net operating losses acquired totaled $80.9 million, of which $74.8 million remained to be utilized as of September 30, 2016 and will expire at various dates beginning in 2028 to 2034.

State net operating losses were acquired in certain of the Company’s acquisitions.  The state net operating losses acquired totaled $118.2 million, of which $106.4 million remained to be utilized as of September 30, 2016 and will expire at various dates beginning in 2022 to 2035.

At September 30, 2016 and December 31, 2015, the Company had a deferred tax valuation allowance of $0.5 million to reflect its assessment that the realization of the benefits from the recovery of certain acquired net operating losses are expected to be subject to limitations under section 382 of the Internal Revenue Code.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in any of the Company’s previous acquisitions, management may be required to make adjustments to its deferred tax asset valuation allowance, which could affect goodwill or deferred income tax expense (benefit).  Additionally, to the extent that management revises any of the fair value adjustments of acquired assets and assumed liabilities in the Company’s C&S or C1 acquisitions, such adjustments may result in adjustments to deferred tax assets and/or deferred tax liabilities.

8.	Subordinated Notes

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

9.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash paid during the period for:
Interest	$36,571	$20,438
Taxes	97,232	48,869
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	8,120	(4,317)
Loans transferred to foreclosed assets	17,093	14,493
Loans advanced for sales of foreclosed assets	271	—
Unsettled AFS investment security purchases	38,349	2,640
Unsettled loan sales	—	14,361
Common stock issued in merger and acquisition transactions, net of shares redeemed for Brazilian Loans	1,135,861	303,866

10.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2016 was $56.4 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2016 totaled $55.5 million.

At September 30, 2016, the Company had outstanding commitments totaling $8.66 billion to extend credit, consisting primarily of loans closed but not yet funded. The following table shows, as of the date indicated, the contractual maturities of such outstanding commitments.

Contractual Maturities at September 30, 2016
Maturity	Amount
(Dollars in thousands)
2016	$122,873
2017	950,754
2018	2,503,466
2019	2,884,502
2020	1,957,622
Thereafter	241,587
Total	$8,660,804

Additionally, the Company had commitments to extend credit under mortgage interest rate lock commitments totaling $32.4 million at September 30, 2016 and $15.7 million at December 31, 2015 that expire in one year or less and are not included in the above table.

11.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company or any subsidiary. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company or any subsidiary under this plan will be determined in the sole discretion of the personnel and compensation committee of the Company’s board of directors. All employee options outstanding at September 30, 2016 were issued with a vesting date three years after issuance and an expiration date seven years after issuance. All shares issued in connection with options exercised under the employee nonqualified stock option plan were in the form of newly issued shares.

In addition, the Company has a non-employee director stock plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as a director of the Company. The number of shares of common stock to be awarded is the equivalent of $35,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments.  During the three months ended September 30, 2016 and 2015, no shares were issued and no stock-based compensation expense was recorded under the Director Plan.  During the nine months ended September 30, 2016 and 2015, respectively, the Company issued 12,415 shares and 7,657 shares of common stock under the Director Plan. Stock-based compensation expense for shares of common stock issued under the Director Plan included in non-interest expense was $0.5 million for the nine months ended September 30, 2016 and $0.3 million for the nine months ended September 30, 2015.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors.  No options were granted under this plan during the three months and nine months ended September 30, 2016 or 2015.  All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended September 30, 2016:
Outstanding – December 31, 2015	2,034,476	$34.50
Granted	18,183	40.59
Exercised	(83,670)	14.99
Forfeited	(70,725)	39.61
Outstanding – September 30, 2016	1,898,264	35.22	5.0	$15,283	(1)
Fully vested and exercisable – September 30, 2016	372,955	$14.90	3.4	$8,764	(1)
Expected to vest in future periods	1,446,156
Fully vested and expected to vest – September 30, 2016(2)	1,819,111	$34.70	4.9	$15,204	(1)

(1)	Based on closing price of $38.40 per share on September 30, 2016.
(2)	At September 30, 2016, the Company estimated that outstanding options to purchase 79,153 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $0.6 million and $0.5 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $2.1 million and $3.3 million, respectively.

Stock based compensation expense for stock options included in non-interest expense was $1.1 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $3.0 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Total unrecognized compensation cost related to non-vested stock option grants was $7.9 million at September 30, 2016 and is expected to be recognized over a weighted-average period of 1.9 years.

The Company has a restricted stock and incentive plan whereby all officers and employees of the Company or any subsidiary are eligible to receive awards of restricted stock, restricted stock units or performance awards. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company or any subsidiary under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the plan may be shares of original issuance or shares held in treasury that have been reacquired by the Company. The vesting period for all restricted stock awards granted under the plan shall be not less than three years from the date of grant, subject to limited exceptions.

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended September 30, 2016
Outstanding – December 31, 2015	435,475
Granted	218,761
Forfeited	(13,986)
Vested	—
Outstanding – September 30, 2016	640,250

Weighted-average grant date fair value	$35.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.8 million for the three months and $4.5 million for the nine months ended September 30, 2016, and was $1.4 million for the three months and $4.1 million for the nine months ended September 30, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $11.1 million at September 30, 2016 and is expected to be recognized over a weighted-average period of 1.9 years.

12.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at September 30, 2016 or December 31, 2015.

The Company applies the following fair value hierarchy.

Level 1 −	Quoted prices for identical instruments in active markets.
Level 2 −	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 −	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2016:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$732,969	$17,756	$750,725
U.S. Government agency securities	—	573,936	—	573,936
Corporate obligations	—	10,022	—	10,022
CRA qualified investment fund	1,062	—	—	1,062
Total investment securities AFS	1,062	1,316,927	17,756	1,335,745
Impaired non-purchased loans and leases	—	—	3,951	3,951
Impaired purchased loans	—	—	6,048	6,048
Foreclosed assets	—	—	44,250	44,250
Total assets at fair value	$1,062	$1,316,927	$72,005	$1,389,994

December 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$408,774	$18,504	$427,278
U.S. Government agency securities	—	146,950	—	146,950
Corporate obligations	—	3,562	—	3,562
CRA qualified investment fund	1,028	—	—	1,028
Total investment securities AFS	1,028	559,286	18,504	578,818
Impaired non-purchased loans and leases	—	—	9,327	9,327
Impaired purchased loans	—	—	8,054	8,054
Foreclosed assets	—	—	22,870	22,870
Total assets at fair value	$1,028	$559,286	$58,755	$619,069

(1)	Does not include $6.1 million at September 30, 2016 and $23.5 million at December 31, 2015 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at September 30, 2016	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$3,951	Third party appraisal (1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Impaired purchased loans	$6,048	Third party appraisal (1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Foreclosed assets	$44,250	Third party appraisal, (1) broker price opinions and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2016. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $17.8 million at September 30, 2016 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2016, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $17.8 million which was approximately the same as the aggregate par value of the private placement bonds. Accordingly, at September 30, 2016, the Company reported the private placement bonds at $17.8 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2016 the Company had reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $4.6 million to the estimated fair value of $4.0 million. The $4.6 million adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $3.6 million of partial charge-offs and $1.0 million of specific allowance allocations for loan and lease losses.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of September 30, 2016, the Company had identified purchased loans where current information indicates it is probable that (i) the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or (ii) the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition).  At September 30, 2016, the Company had $6.0 million of impaired purchased loans.

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

Investment Securities AFS
(Dollars in thousands)
Balance – December 31, 2015	$18,504
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(47)
Paydowns and maturities	(701)
Sales	—
Transfers in and/or out of Level 3	—
Balance – September 30, 2016	$17,756

Balance – December 31, 2014	$19,401
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(19)
Paydowns and maturities	(714)
Sales	—
Transfers in and/or out of Level 3	—
Balance – September 30, 2015	$18,668

13.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed on a quarterly basis. The Company’s investments in FHLB and FNBB equity securities totaling $6.1 million at September 30, 2016 and $23.5 million at December 31, 2015 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at September 30, 2016 or December 31, 2015.

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

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$969,522	$969,522	$90,988	$90,988
Investment securities AFS	Levels 1, 2 and 3	1,341,894	1,341,894	602,348	602,348
Loans and leases, net of ALLL	Level 3	14,089,837	14,004,121	8,273,817	8,165,123

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$10,138,890	$10,138,890	$5,532,986	$5,532,986
Time deposits	Level 2	4,984,914	5,014,194	2,438,482	2,456,323
Repurchase agreements with customers	Level 1	70,640	70,640	65,800	65,800
Other borrowings	Level 2	41,978	43,101	204,540	205,918
Subordinated notes	Level 2	222,420	223,072	—	—
Subordinated debentures	Level 2	118,102	90,775	117,685	77,534

14.	Repurchase Agreements With Customers

At September 30, 2016 and December 31, 2015, securities sold under agreements to repurchase (“repurchase agreements”) totaled $70.6 million and $65.8 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency residential mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

15.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$15,106	$8,068	$7,959	$14,132
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(2,262)	5,918	8,120	(1,274)
Tax effect of unrealized gains and losses on investment securities AFS	791	(2,265)	(2,444)	484
Amounts reclassified from AOCI	—	—	—	(2,619)
Tax effect of amounts reclassified from AOCI	—	—	—	998
Total other comprehensive income (loss)	(1,471)	3,653	5,676	(2,411)
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$13,635	$11,721	$13,635	$11,721

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS that were sold during the periods indicated.

16.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$38,069	$21,207	$86,351	$66,450
Net occupancy and equipment	11,669	8,076	28,587	22,711
Other operating expenses:
Professional and outside services	6,509	2,772	14,072	9,684
Postage and supplies	1,709	1,015	3,840	2,944
Advertising and public relations	1,941	575	4,543	1,744
Telecommunication services	1,883	1,583	5,339	4,547
Software and data processing	1,633	630	3,226	2,145
ATM expense	1,821	591	3,530	1,842
Travel and meals	2,778	922	5,850	2,538
FDIC insurance	1,725	1,020	4,125	2,670
FDIC and state assessments	392	330	1,071	971
Loan collection and repossession expense	1,524	1,322	3,244	4,075
Writedowns of foreclosed and other assets	859	553	2,119	2,980
Amortization of intangibles	2,596	1,697	5,879	4,934
FHLB prepayment penalty	—	—	—	2,480
Other	3,673	3,135	5,619	6,621
Total non-interest expense	$78,781	$45,428	$177,395	$139,336

17.	Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230)” which FASB believes will clarify guidance on how certain transactions are classified within the statement of cash flows.  The standard addresses a number of cash flow presentation items including  a) debt prepayment and extinguishment, b) contingent consideration payments made after a business combination, c) proceeds from the settlement of insurance claims, corporate owned life insurance policies and BOLI policies, d) distributions received from equity method investees, e) classification of beneficial interest received in a securitization transaction and cash receipts from beneficial interest in securitized trade receivables and f) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted.   Since ASU 2016-15 applies to the classification of cash flows, no impact is anticipated on the Company’s financial position or results of operations; however, the Company is evaluating the impact, if any, on its statement of cash flows and its financial statement disclosures.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), other filings made by us with the Securities and Exchange Commission (“SEC”) and other oral and written statements or reports by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Those statements are not guarantees of future results or performance and are subject to known and unknown certain risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions, including expectations for further changes in monetary and interest rate policy by the Federal Reserve; our plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future with respect to our revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, bank owned life insurance income, gains (losses) on investment securities and sales of other assets and other income from purchased loans; non-interest expense, including acquisition-related, systems conversion and contract termination expenses; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs and net charge-off ratios; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities, including plans for making additional acquisitions; problems with obtaining regulatory approval of or integrating or managing acquisitions; the effect of the announcement of any future acquisition on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings; the need to issue debt or equity securities and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth, expansion and acquisition strategies, including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with or additional expenses relating to integrating acquisitions; the inability to realize expected cost savings and/or synergies from acquisitions; problems with managing acquisitions; the availability of and access to capital; possible downgrades in our credit ratings or outlook which could increase the costs of funding from capital markets; the ability to attract new or retain existing or acquired deposits or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we are subject as a result of our total assets exceeding $10 billion; recently enacted and potential legislation and regulatory actions, and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank subsidiary or our customers; adoption of new accounting standards or changes in existing standards; and adverse results (including costs, fines, reputational harm and/or negative effects) in current or future litigation, regulatory examinations or other legal and/or regulatory actions as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in, or implied by, such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months and nine months ended September 30, 2016 and 2015 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the fourth quarter of 2014 through the third quarter of 2016. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$194,357	$103,484	$447,026	$295,042
Interest expense	19,207	7,097	40,321	19,409
Net interest income	175,150	96,387	406,705	275,633
Provision for loan and lease losses	7,086	3,581	13,937	14,205
Non-interest income	29,231	22,138	71,829	74,475
Non-interest expense	78,781	45,428	177,395	139,336
Net income available to common stockholders	76,030	46,128	182,193	130,798
Common share and per common share data:
Earnings – diluted	$0.66	$0.52	$1.84	$1.51
Book value	22.75	14.89	22.75	14.89
Tangible book value	16.79	13.13	16.79	13.13
Dividends	0.160	0.140	0.465	0.405
Weighted-average diluted shares outstanding (thousands)	115,007	88,454	99,064	86,839
End of period shares outstanding (thousands)	121,134	88,265	121,134	88,265
Balance sheet data at period end:
Total assets	$18,451,783	$9,329,216	$18,451,783	$9,329,216
Non-purchased loans and leases	8,759,766	5,447,278	8,759,766	5,447,278
Purchased loans	5,399,831	1,963,078	5,399,831	1,963,078
Allowance for loan and lease losses	69,760	59,017	69,760	59,017
Foreclosed assets	44,250	24,397	44,250	24,397
Investment securities	1,341,894	796,373	1,341,894	796,373
Goodwill	657,806	125,918	657,806	125,918
Other intangibles - net of amortization	64,347	29,624	64,347	29,624
Deposits	15,123,804	7,606,790	15,123,804	7,606,790
Repurchase agreements with customers	70,640	80,040	70,640	80,040
Other borrowings	41,978	161,861	41,978	161,861
Subordinated notes	222,420	—	222,420	—
Subordinated debentures	118,102	117,544	118,102	117,544
Total common stockholders’ equity	2,756,346	1,314,517	2,756,346	1,314,517
Loan and lease (including purchased loans) to deposit ratio	93.62%	97.42%	93.62%	97.42%
Average balance sheet data:
Total average assets	$16,849,797	$8,931,443	$12,957,631	$8,273,066
Total average common stockholders’ equity	2,483,181	1,265,619	1,833,933	1,169,885
Average common equity to average assets	14.74%	14.17%	14.15%	14.14%
Performance ratios:
Return on average assets (1)	1.80%	2.05%	1.88%	2.11%
Return on average common stockholders’ equity (1)	12.18	14.46	13.27	14.95
Return on average tangible common stockholders’ equity (1)	16.01	16.44	15.88	17.05
Net interest margin – FTE (1)	4.90	5.07	4.88	5.28
Efficiency ratio	38.07	37.58	36.57	38.96
Common stock dividend payout ratio	19.10	26.40	23.15	26.20
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases (1) (2)	0.06%	0.05%	0.06%	0.17%
Net charge-offs to average total loans and leases (1)	0.07	0.08	0.06	0.17
Nonperforming loans and leases to total loans and leases (3)	0.08	0.26	0.08	0.26
Nonperforming assets to total assets (3)	0.28	0.41	0.28	0.41
Allowance for loan and lease losses as a percentage of:
Total non-purchased loans and leases (4)	0.78%	1.08%	0.78%	1.08%
Nonperforming loans and leases (4)	918%	421%	918%	421%
Capital ratios at period end:
Common equity tier 1	10.15%	11.64%	10.15%	11.64%
Tier 1 capital	10.15	12.18	10.15	12.18
Total capital	12.23	14.30	12.23	14.30
Tier 1 leverage	12.53	10.70	12.53	10.70

(1)	Ratios annualized based on actual days.(3)Excludes purchased loans, except for their inclusion in total assets.
(2)	Excludes purchased loans and net charge-offs related to such loans.(4)Excludes purchased loans and any allowance for such loans.

Supplemental Quarterly Financial Data – Unaudited

	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$78,675	$85,489	$93,756	$96,387	$106,518	$112,517	$119,038	$175,150
Federal tax (FTE) adjustment	2,690	2,570	2,552	2,368	2,092	1,911	2,067	2,533
Net interest income (FTE)	81,365	88,059	96,308	98,755	108,610	114,428	121,105	177,683
Provision for loan and lease losses	(6,341)	(6,315)	(4,308)	(3,581)	(5,211)	(2,017)	(4,834)	(7,086)
Non-interest income	27,887	29,067	23,270	22,138	30,540	19,865	22,733	29,231
Non-interest expense	(48,158)	(50,184)	(43,724)	(45,428)	(51,646)	(47,686)	(50,928)	(78,781)
Pretax income (FTE)	54,753	60,627	71,546	71,884	82,293	84,590	88,076	121,047
FTE adjustment	(2,690)	(2,570)	(2,552)	(2,368)	(2,092)	(1,911)	(2,067)	(2,533)
Provision for income taxes	(17,300)	(18,139)	(24,190)	(23,385)	(28,740)	(30,984)	(31,514)	(42,470)
Noncontrolling interest	(11)	(24)	(28)	(3)	(6)	(7)	(21)	(14)
Net income available to common stockholders	$34,752	$39,894	$44,776	$46,128	$51,455	$51,688	$54,474	$76,030
Earnings per common share – diluted	$0.43	$0.47	$0.51	$0.52	$0.57	$0.57	$0.60	$0.66
Non-interest Income:
Service charges on deposit accounts	$7,009	$6,627	$7,088	$7,425	$7,558	$7,657	$8,119	$10,926
Mortgage lending income	1,379	1,507	1,772	1,825	1,713	1,284	2,057	2,616
Trust income	1,493	1,432	1,463	1,500	1,508	1,507	1,574	1,564
BOLI income	1,385	3,623	1,785	2,264	2,412	2,861	2,745	4,638
Other income from purchased loans	4,494	8,908	6,971	5,456	4,790	3,052	4,599	4,635
Gains on investment securities	78	2,534	85	—	2,863	—	—	—
Gains on sales of other assets	1,912	2,829	2,557	1,905	7,463	1,027	998	594
Gain on termination of FDIC loss share agreements	7,996	—	—	—	—	—	—	—
Other	2,141	1,607	1,549	1,763	2,233	2,477	2,641	4,258
Total non-interest income	$27,887	$29,067	$23,270	$22,138	$30,540	$19,865	$22,733	$29,231
Non-interest Expense:
Salaries and employee benefits	$19,488	$22,597	$22,646	$21,207	$21,504	$23,362	$24,921	$38,069
Net occupancy expense	6,528	7,291	7,344	8,076	8,537	8,531	8,388	11,669
Other operating expenses	20,610	18,700	12,094	14,448	19,879	14,067	16,062	26,447
Amortization of intangibles	1,532	1,596	1,640	1,697	1,726	1,726	1,557	2,596
Total non-interest expense	$48,158	$50,184	$43,724	$45,428	$51,646	$47,686	$50,928	$78,781
Allowance for Loan and Lease Losses:
Balance at beginning of period	$49,606	$52,918	$54,147	$56,749	$59,017	$60,854	$61,760	$65,133
Net charge-offs	(3,029)	(5,086)	(1,706)	(1,313)	(3,374)	(1,111)	(1,461)	(2,459)
Provision for loan and lease losses	6,341	6,315	4,308	3,581	5,211	2,017	4,834	7,086
Balance at end of period	$52,918	$54,147	$56,749	$59,017	$60,854	$61,760	$65,133	$69,760
Selected Ratios:
Net interest margin – FTE (1)	5.53%	5.42%	5.37%	5.07%	4.98%	4.92%	4.82%	4.90%
Efficiency ratio	44.08	42.85	36.56	37.58	37.12	35.51	35.41	38.07
Net charge-offs to average non-purchased loans and leases (1) (2)	0.17	0.37	0.12	0.05	0.22	0.06	0.05	0.06
Net charge-offs to average total loans and leases (1)	0.24	0.36	0.11	0.08	0.17	0.05	0.06	0.07
Nonperforming loans and leases to total loans and leases (3)	0.53	0.33	0.34	0.26	0.20	0.15	0.09	0.08
Nonperforming assets to total assets (3)	0.87	0.56	0.49	0.41	0.37	0.29	0.25	0.28
Allowance for loan and lease losses to total loans and leases (4)	1.33	1.26	1.19	1.08	0.91	0.80	0.78	0.78
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases (3)	0.79	0.57	0.50	0.41	0.28	0.23	0.22	0.17

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
(4)	Excludes purchased loans and any allowance for such loans.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months and nine months ended September 30, 2016. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

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

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to our common stockholders was $76.0 million for the third quarter of 2016, a 64.8% increase from $46.1 million for the third quarter of 2015. Net income available to our common stockholders was $182.2 million for the first nine months of 2016, a 39.3% increase from $130.8 million for the first nine months of 2015. Diluted earnings per common share were $0.66 for the third quarter of 2016, a 26.9% increase from $0.52 for the third quarter of 2015. Diluted earnings per common share were $1.84 for the first nine months of 2016, a 21.9% increase from $1.51 for the first nine months of 2015.

Our ratios of annualized return on average assets were 1.80% for the third quarter and 1.88% for the first nine months of 2016 compared to 2.05% for the third quarter and 2.11% for the first nine months of 2015. Our ratios of annualized return on average common stockholders’ equity were 12.18% for the third quarter and 13.27% for the first nine months of 2016 compared to 14.46% for the third quarter and 14.95% for the first nine months of 2015. Our ratios of annualized return on average tangible common stockholders’ equity were 16.01% for the third quarter and 15.88% for the first nine months of 2016 compared to 16.44% for the third quarter and 17.05% for the first nine months of 2015. The calculations of our average tangible common stockholders’ equity and our ratios of annualized return on average tangible common stockholders’ equity and the reconciliations to GAAP are included under the heading “Capital Resources and Liquidity” in this MD&A.

Total assets were $18.45 billion at September 30, 2016 compared to $9.88 billion at December 31, 2015. Non-purchased loans and leases were $8.76 billion at September 30, 2016 compared to $6.53 billion at December 31, 2015. Purchased loans were $5.40 billion at September 30, 2016 compared to $1.81 billion at December 31, 2015. Total loans and leases were $14.16 billion at September 30, 2016 compared to $8.33 billion at December 31, 2015. Deposits were $15.12 billion at September 30, 2016 compared to $7.97 billion at December 31, 2015.

Common stockholders’ equity was $2.76 billion at September 30, 2016 compared to $1.46 billion at December 31, 2015. Tangible common stockholders’ equity was $2.03 billion at September 30, 2016 compared to $1.31 billion at December 31, 2015. Book value per common share was $22.75 at September 30, 2016 compared to $16.16 at December 31, 2015. Tangible book value per common share was $16.79 at September 30, 2016 compared to $14.48 at December 31, 2015. The calculations of our tangible common stockholders’ equity and tangible book value per common share and the reconciliations to GAAP are included under the heading “Capital Resources and Liquidity” in this MD&A.

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

On July 20, 2016, we completed our acquisition of Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at approximately $800.3 million. Pursuant to the terms of the merger agreement, we issued 20,983,815 shares of our common stock (plus cash in lieu of fractional shares) to C&S stockholders and to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards (net of shares withheld for taxes).  The acquisition of C&S provided us with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  On September 23, 2016, we closed one of the acquired banking offices in Georgia.

On July 21, 2016, we completed our acquisition of C1 Holdings, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at approximately $376.1 million. Pursuant to the terms of the merger agreement and immediately after the effective time of the C1 Merger and in accordance with the terms of the Brazilian standby purchase agreement dated December 21, 2015, we sold certain C1 Bank loans (“Brazilian Loans”) equal to the aggregate purchase price of the Brazilian Loans.  As a result of the closing of the C1 Merger, we issued 9,370,587 shares of its common stock to C1 shareholders, net of the shares redeemed in exchange for the Brazilian Loans.  The acquisition of C1 provided us with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.5 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively, and $6.5 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2016 increased 79.9% to $177.7 million compared to $98.8 million for the third quarter of 2015. Net interest income for the first nine months of 2016 increased 45.9% to $413.2 million compared to $283.1 million for the first nine months of 2015.  The increases in net interest income for the third quarter and first nine months of 2016 compared to the same periods in 2015 were primarily due to the increases in average earning assets, which increased 86.7% to $14.43 billion for the third quarter of 2016 compared to $7.73 billion for the third quarter of 2015, and increased 57.9% to $11.32 billion for the first nine months of 2016 compared to $7.17 billion for the first nine months of 2015, partially offset by decreases in our net interest margin.

The increase in average earning assets was primarily due to an increase in the average balances of non-purchased loans and leases which increased 69.4% for the third quarter and 71.6% for the first nine months of 2016 compared to the same periods in 2015 and an increase in the average balance of our purchased loans which increased 143.7% for the third quarter and 46.2% for the first nine months of 2016 compared to the same periods in 2015.  The increase in the average balance of our non-purchased loans and leases was due primarily to strong growth in loan originations and fundings, partially offset by higher levels of loan payoffs in recent quarters.  The increase in the average balance of our purchased loans was due primarily to the C&S and C1 acquisitions.

Our net interest margin for the third quarter of 2016 decreased 17 basis points (“bps”) to 4.90% compared to 5.07% for the third quarter in 2015. This decrease was primarily due to a 19 bps increase in the rate paid on interest bearing liabilities. Our net interest margin for the first nine months of 2016 decreased 40 bps to 4.88% compared to 5.28% for the first nine months of 2015.  This decrease was primarily due to a 29 bps decrease in the yield on interest earning assets and a 13 bps increase in the rate paid on interest bearing liabilities.

The yield on interest earning assets was 5.43% for both the third quarter of 2016 and the third quarter of 2015 and was 5.35% for the first nine months of 2016 compared to 5.64% for the first nine months of 2015.  While there was no change in the yield on earning assets for the third quarter of 2016 compared to the third quarter of 2015, the yield on our non-purchased loans and leases increased and was offset by decreases in yield on our purchased loans and our aggregate investment securities portfolio. The decrease in yield on interest earning assets for the first nine months of 2016 compared to the first nine months of 2015 was primarily due to decreases in yields associated with both our purchased loan portfolio and our aggregate investment securities portfolio, partially offset by an increase in yield on our non-purchased loans and leases. The yield on our non-purchased loans and leases increased 16 bps for the third quarter and four bps for the first nine months of 2016 compared to the same periods in 2015.  This increase was primarily due to higher yields on newly originated loans in recent months and prepayment penalties and/or yield maintenance provisions on certain loans that have paid off early in recent months.  The yield on our purchased loan portfolio decreased 31 bps for the third quarter and 80 bps for the first nine months of 2016 compared to the same periods in 2015. This decrease was primarily attributable to the loans acquired in our recent acquisitions, many of which did not contain evidence of credit deterioration on the dates of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. The yield on our aggregate investment securities portfolio decreased 157 bps for the third quarter and 99 bps for the first nine months of 2016 compared to the same periods in 2015.  This decrease was primarily the result of the low interest rate environment resulting in most new bond purchases having lower yields than our then existing investment securities portfolio and the addition of securities from the C&S acquisition.

The overall increase in rates on average interest bearing liabilities, which increased 19 bps for the third quarter and 13 bps for the first nine months of 2016 compared to the same periods in 2015, was primarily due to (i) an increase in rates on interest bearing deposits, which increased 19 bps for both the third quarter and first nine months of 2016 compared to the same periods in 2015, (ii) an increase in rates on our subordinated debentures, which increased 40 bps for the third quarter and 42 bps for the first nine months of 2016 compared to the same periods in 2015 and (iii) the issuance of our subordinated notes in the second quarter of 2016 that bore interest at 5.83%.  These increases were partially offset by a decrease in rates on other borrowings. The increase in rates on our interest bearing deposits, the largest component of our interest bearing liabilities, was primarily due to our deposit gathering initiatives that were implemented in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of FHLB advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, (iii) subordinated notes and (iv) subordinated debentures. The rates on repos increased four bps for both the third quarter and first nine months of 2016 compared to the same periods in 2015. The rates on our other borrowing sources, which consist primarily of fixed rate callable Federal Home Loan Bank of Dallas (“FHLB”) advances, decreased 87 bps in the third quarter and 119 bps the first nine months of 2016 compared to the same periods in 2015. The decrease in rate on other borrowings is primarily the result of our prepaying $150 million ($30 million in the first quarter of 2015 and $120 million during the fourth quarter of 2015) of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%.  On June 23, 2016, the Company completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% fixed-to-floating rate subordinated notes. The rate on these subordinated notes, including amortization of debt issuance costs, using a level-yield methodology over the estimated holding period of seven years, was 5.83% during both the third quarter and first nine months of 2016.  The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, increased due to increases in LIBOR on the applicable reset dates.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees, any prepayment penalties or yield maintenance provisions on loan payments and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on our other borrowing sources are presented net of interest capitalized on construction projects and include the amortization of debt issuance costs, if any. The interest expense on the subordinated debentures assumed in our acquisition of Intervest Bancshares Corporation (“Intervest”) includes the amortization of purchase accounting adjustments.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$58,786	$133	0.90%	$2,309	$8	1.39%	$22,860	$151	0.89%	$2,578	$35	1.82%
Investment securities:
Taxable	615,459	3,102	2.01	369,189	3,254	3.50	391,998	7,814	2.66	361,879	9,969	3.68
Tax-exempt – FTE	562,511	6,999	4.95	414,785	6,584	6.30	439,612	18,013	5.47	434,673	20,623	6.34
Non-purchased loans and leases – FTE	8,499,333	109,448	5.12	5,016,009	62,751	4.96	7,770,259	294,616	5.06	4,528,130	170,029	5.02
Purchased loans	4,695,139	77,208	6.54	1,926,236	33,255	6.85	2,696,890	132,942	6.58	1,844,463	101,877	7.38
Total earning assets – FTE	14,431,228	196,890	5.43	7,728,528	105,852	5.43	11,321,619	453,536	5.35	7,171,723	302,533	5.64
Non-interest earning assets	2,418,569			1,202,915			1,636,012			1,101,343
Total assets	$16,849,797			$8,931,443			$12,957,631			$8,273,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$6,865,627	$6,086	0.35%	$3,766,749	$2,230	0.23%	$5,412,015	$13,866	0.34%	$3,377,490	$5,418	0.21%
Time deposits of $100,000 or more	2,967,149	6,012	0.81	1,210,629	1,554	0.51	2,180,783	13,099	0.80	1,190,189	4,225	0.47
Other time deposits	1,713,471	2,437	0.57	932,608	850	0.36	1,340,744	5,633	0.56	867,799	2,445	0.38
Total interest bearing deposits	11,546,247	14,535	0.50	5,909,986	4,634	0.31	8,933,542	32,598	0.49	5,435,478	12,088	0.30
Repurchase agreements with customers	59,910	22	0.15	75,745	20	0.11	62,156	64	0.14	73,975	56	0.10
Other borrowings	42,004	286	2.71	161,885	1,459	3.58	48,628	880	2.42	170,678	4,605	3.61
Subordinated notes	222,369	3,259	5.83	—	—	—	81,159	3,542	5.83	—	—	—
Subordinated debentures	118,028	1,105	3.72	117,469	984	3.32	117,889	3,237	3.67	109,488	2,661	3.25
Total interest bearing liabilities	11,988,558	19,207	0.64	6,265,085	7,097	0.45	9,243,374	40,321	0.58	5,789,619	19,410	0.45
Non-interest bearing liabilities:
Non-interest bearing deposits	2,303,728			1,350,466			1,819,530			1,266,826
Other non-interest bearing liabilities	71,132			47,005			57,609			43,325
Total liabilities	14,363,418			7,662,556			11,120,513			7,099,770
Common stockholders’ equity	2,483,181			1,265,619			1,833,933			1,169,885
Noncontrolling interest	3,198			3,268			3,185			3,411
Total liabilities and stockholders’ equity	$16,849,797			$8,931,443			$12,957,631			$8,273,066
Net interest income – FTE		$177,683			$98,755			$413,215			$283,123
Net interest margin – FTE			4.90%			5.07%			4.88%			5.28%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2016 Over Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Over Nine Months Ended September 30, 2015
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$128	$(3)	$125	$134	$(18)	$116
Investment securities:
Taxable	1,241	(1,393)	(152)	600	(2,755)	(2,155)
Tax-exempt – FTE	1,838	(1,423)	415	202	(2,812)	(2,610)
Non-purchased loans and leases – FTE	44,856	1,841	46,697	122,928	1,659	124,587
Purchased loans	45,533	(1,580)	43,953	42,020	(10,955)	31,065
Total interest income – FTE	93,596	(2,558)	91,038	165,884	(14,881)	151,003

Interest expense:
Savings and interest bearing transaction	2,747	1,109	3,856	5,212	3,236	8,448
Time deposits of $100,000 or more	3,559	899	4,458	5,950	2,924	8,874
Other time deposits	1,111	476	1,587	1,987	1,201	3,188
Repurchase agreements with customers	(6)	8	2	(12)	20	8
Other borrowings	(816)	(357)	(1,173)	(2,210)	(1,515)	(3,725)
Subordinated notes	3,259	—	3,259	3,542	—	3,542
Subordinated debentures	5	116	121	231	345	576
Total interest expense	9,859	2,251	12,110	14,700	6,211	20,911
Increase (decrease) in net interest income – FTE	$83,737	$(4,809)	$78,928	$151,184	$(21,092)	$130,092

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans and gains on investment securities and on sales of other assets.  Non-interest income for the third quarter of 2016 increased 32.0% to $29.2 million compared to $22.1 million for the third quarter of 2015. Non-interest income for the first nine months of 2016 decreased 3.6% to $71.8 million compared to $74.5 million for the first nine months of 2015.

Service charges on deposit accounts increased 47.2% to $10.9 million for the third quarter of 2016 compared to $7.4 million for the third quarter of 2015. Service charges on deposit accounts increased 26.3% to $26.7 million in the first nine months of 2016 compared to $21.1 million in the first nine months of 2015.  The increase in service charges on deposit accounts was primarily a result of the addition of deposit customers from our C&S and C1 acquisitions and growth in the number of transaction accounts.

Mortgage lending income increased 43.3% to $2.6 million for the third quarter of 2016 compared to $1.8 million for the third quarter of 2015. Mortgage lending income increased 16.7% to $6.0 million for the first nine months of 2016 compared to $5.1 million for the first nine months of 2015. The volume of originations of mortgage loans available for sale increased 32.3% to $81.6 million for the third quarter of 2016 compared to $61.7 million for the third quarter of 2015. The volume of originations of mortgage loans available for sale increased 3.1% to $204.1 million for the first nine months of 2016 compared to $198.0 million for the first nine months of 2015.

Trust income increased 4.3% to $1.6 million for the third quarter of 2016 compared to $1.5 million for the third quarter of 2015. Trust income increased 5.7% to $4.6 million for the first nine months of 2016 compared to $4.4 million for the first nine months of 2015.  The increase in trust income is primarily the result of growth in both corporate trust and personal trust income.

BOLI income increased 104.9% to $4.6 million for the third quarter of 2016 compared to $2.3 million for the third quarter of 2015.  BOLI income increased 33.5% to $10.2 million in the first nine months of 2016 compared to $7.7 million in the first nine months of 2015.  The increase in BOLI income for the third quarter and first nine months of 2016 was due to income earned on the purchase of (i) $85 million of BOLI in May 2015, (ii) $15 million of BOLI in November 2015, (iii) $42 million of BOLI in January 2016 and (iv) $103 million of BOLI in August 2016. Additionally, during both the third quarter and first nine months of 2016, we recognized $0.8 million of tax-exempt death benefits compared to no death benefits recognized during the third quarter of 2015 and $2.3 million recognized during the first nine months of 2015.

Other income from purchased loans was $4.6 million in the third quarter of 2016 compared to $5.5 million in the third quarter of 2015 and $12.3 million during the first nine months of 2016 compared to $21.3 million during the first nine months of 2015. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments.  Because other income from purchased loans may be significantly affected by purchased loan payments and payoffs that are not considered yield adjustments, this income item may vary significantly from period to period.

There were no net gains on investment securities in the third quarter or first nine months of 2016 compared to no net gains in the third quarter and $2.6 million of net gains in the first nine months of 2015.  Gains on sale of other assets were $0.6 million in the third quarter and $2.6 million in the first nine months of 2016 compared to $1.9 million in the third quarter and $7.3 million in the first nine months of 2015.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service charges on deposit accounts	$10,926	$7,425	$26,703	$21,140
Mortgage lending income	2,616	1,825	5,957	5,104
Trust income	1,564	1,500	4,645	4,395
BOLI income	4,638	2,264	10,243	7,672
Other income from purchased loans, net	4,635	5,456	12,285	21,335
Net gains on investment securities	—	—	—	2,619
Net gains on sales of other assets	594	1,905	2,619	7,290
Other	4,258	1,763	9,377	4,920
Total non-interest income	$29,231	$22,138	$71,829	$74,475

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 73.4% to $78.8 million for the third quarter of 2016 compared to $45.4 million for the third quarter of 2015. Non-interest expense increased 27.3% to $177.4 million for the first nine months of 2016 compared to $139.3 million for the first nine months of 2015. During the third quarter of 2016, our non-interest expense included approximately $4.3 million of acquisition-related and systems conversion expenses.  During the third quarter of 2015, our non-interest expense included approximately $2.9 million of acquisition-related and systems conversion expenses and $0.2 million of software and contract termination charges.  During the first nine months of 2016, our non-interest expense included approximately $5.6 million of acquisition-related and systems conversion expenses and $0.1 million of software and contract termination charges.  During the first nine months of 2015, our non-interest expenses included approximately $5.7 million of acquisition-related and systems conversion expenses, $1.0 million of software and contract termination changes and $2.5 million of penalties from the prepayment of FHLB advances.

Salaries and employee benefits, our largest component of non-interest expense, increased 79.5% to $38.1 million in the third quarter of 2016 compared to $21.2 million in the third quarter of 2015. Salaries and employee benefits increased 29.9% to $86.4 million in the first nine months of 2016 compared to $66.5 million in the first nine months of 2015.  We had 2,315 full-time equivalent employees at September 30, 2016 compared to 1,654 full-time equivalent employees at September 30, 2015.

Net occupancy and equipment expense for the third quarter of 2016 increased 44.5% to $11.7 million compared to $8.1 million for the third quarter of 2015. Net occupancy and equipment expense for the first nine months of 2016 increased 25.9% to $28.6 million compared to $22.7 million for the first nine months of 2015.  At September 30, 2016, we had 255 offices compared to 174 offices at September 30, 2015.

Our aggregate other operating expenses increased 79.9% to $29.0 million for the third quarter of 2016 compared to $16.1 million for the third quarter of 2015, and increased 24.5% to $62.5 million for the first nine months of 2016 compared to $50.2 million for the first nine months of 2015.  These increases were primarily due to the growth of the Company, including the growth added from the C&S and C1 acquisitions.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 38.07% for the third quarter and 36.57% for the first nine months of 2016 compared to 37.58% for the third quarter and 38.96% for the first nine months of 2015.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$38,069	$21,207	$86,351	$66,450
Net occupancy and equipment	11,669	8,076	28,587	22,711
Other operating expenses:
Professional and outside services	6,509	2,772	14,072	9,684
Postage and supplies	1,709	1,015	3,840	2,944
Advertising and public relations	1,941	575	4,543	1,744
Telecommunication services	1,883	1,583	5,339	4,547
Software and data processing	1,633	630	3,226	2,145
ATM expense	1,821	591	3,530	1,842
Travel and meals	2,778	922	5,850	2,538
FDIC insurance	1,725	1,020	4,125	2,670
FDIC and state assessments	392	330	1,071	971
Loan collection and repossession expense	1,524	1,322	3,244	4,075
Writedowns of foreclosed and other assets	859	553	2,119	2,980
Amortization of intangibles	2,596	1,697	5,879	4,934
FHLB prepayment penalties	—	—	—	2,480
Other	3,673	3,135	5,619	6,621
Total non-interest expense	$78,781	$45,428	$177,395	$139,336

Income Taxes

The provision for income taxes was $42.5 million for the third quarter and $105.0 million for the first nine months of 2016 compared to $23.4 million for the third quarter and $65.7 million for the first nine months of 2015. The effective income tax rate was 35.8% for the third quarter and 36.5% for the first nine months of 2016 compared to 33.6% for the third quarter and 33.4% for the first nine months of 2015. The increase in the effective tax rate for the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 was due primarily to (i) growth in income that is subject to federal and/or state income taxes and (ii) growth in taxable income in states with higher statutory income tax rates. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2016, our total loan and lease portfolio was $14.16 billion compared to $8.33 billion at December 31, 2015.  Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $11.93 billion at September 30, 2016 compared to $7.43 billion at December 31, 2015. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio, are reflected in the following table.

Total Loan and Lease Portfolio

	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,270,059	9.0%	$737,206	8.8%
Non-farm/non-residential	4,851,236	34.3	3,146,413	37.8
Construction/land development	4,835,742	34.2	2,873,398	34.5
Agricultural	121,134	0.7	94,358	1.1
Multifamily residential	848,771	6.0	580,325	7.0
Total real estate	11,926,942	84.2	7,431,700	89.2
Commercial and industrial	476,405	3.4	291,803	3.5
Consumer	990,639	7.0	35,232	0.4
Direct financing leases	133,708	0.9	147,735	1.8
Other	631,903	4.5	428,201	5.1
Total loans and leases	$14,159,597	100.0%	$8,334,671	100.0%

Included in “other” loans at September 30, 2016 and December 31, 2015 are loans totaling $590 million and $394 million, respectively, which were originated to acquire promissory notes from non-depository financial institutions and are typically collateralized by an assignment of the promissory note and all related note documents including mortgages, deeds of trust, etc.  While the loans are considered “other” loans in accordance with Federal Deposit Insurance Corporation (“FDIC”) Call Report instructions, we underwrite these lending transactions based on the fundamentals of the underlying collateral, repayment sources and guarantors, among others, consistent with other similar lending transactions.

The amount and type of our total real estate loans at September 30, 2016, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$5,462	$582,075	$1,707,507	$—	$68,248	$2,363,292
All other New York(1)	817	6,794	—	—	—	7,611
Total New York	6,279	588,869	1,707,507	—	68,248	2,370,903
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	116,698	324,474	227,356	400	2,758	671,686
Tampa–St. Petersburg–Clearwater, FL MSA	62,253	284,301	90,379	869	27,374	465,176
Orlando–Kissimmee–Sanford, FL MSA	9,231	87,803	72,001	—	57	169,092
Cape Coral–Fort Myers, FL MSA	46,874	56,648	35,346	—	1,834	140,702
North Port–Sarasota–Bradenton, FL MSA	42,818	57,837	15,324	11,675	808	128,462
Jacksonville, FL MSA	2,215	54,606	11,866	—	28,672	97,359
Crestview–Fort Walton Beach–Destin, FL MSA	4,015	1,401	25,830	185	—	31,431
Deltona–Daytona Beach–Ormond Beach, FL MSA	740	10,472	19,021	—	—	30,233
Lakeland–Winter Haven, FL MSA	439	22,388	1,505	—	48	24,380
Ocala, FL MSA	2,898	21,373	—	—	—	24,271
Punta Gorda, FL MSA	10,330	6,598	5,641	—	—	22,569
Sebastian–Vero Beach, FL MSA	—	20,297	—	—	1,459	21,756
Sebring, FL MSA	—	21,473	—	—	26	21,499
Naples–Immokalee–Marco Island, FL MSA	2,975	15,799	15	—	—	18,789
Gainesville, FL MSA	173	—	16,945	—	—	17,118
Palm Bay–Melbourne–Titusville, FL MSA	227	7,731	—	—	4,312	12,270
Port St. Lucie, FL MSA	1,705	8,729	—	—	—	10,434
All other Florida(1)	6,862	90,763	447	966	64	99,102
Total Florida	310,453	1,092,693	521,676	14,095	67,412	2,006,329
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	187,055	514,890	315,616	4,917	73,355	1,095,833
Savannah, GA MSA	4,088	43,274	5,960	—	—	53,322
Dalton, GA MSA	12,613	22,670	1,364	1,154	1,113	38,914
Augusta–Richmond County GA–SC MSA	584	9,623	11,653	—	15,294	37,154
Gainesville, GA MSA	6,130	22,569	5,106	172	712	34,689
Athens–Clarke County, GA MSA	3,211	14,280	7,022	—	7,659	32,172
Brunswick, GA MSA	9,986	4,799	463	—	7,969	23,217
Macon, GA MSA	4,699	9,575	4,897	16	296	19,483
Rome, GA MSA	2,845	4,302	6,091	785	—	14,023
Valdosta, GA MSA	6,237	5,946	585	430	171	13,369
All other Georgia(1)	66,264	62,188	28,488	3,805	26,104	186,849
Total Georgia	303,712	714,116	387,245	11,279	132,673	1,549,025
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	150,569	311,820	61,760	13,218	23,893	561,260
Hot Springs, AR MSA	52,620	91,019	18,112	856	4,108	166,715
Fayetteville–Springdale–Rogers, AR–MO MSA	17,152	62,513	29,329	10,919	321	120,234
Fort Smith, AR–OK MSA	26,081	59,209	6,730	2,653	12,380	107,053
Southern Arkansas(2)	29,186	19,211	2,422	18,857	1,047	70,723
Western Arkansas(3)	20,751	34,026	6,670	5,095	1,189	67,731
Northern Arkansas(4)	32,248	14,072	3,527	12,321	2,803	64,971
All other Arkansas(1)	19,404	19,787	9,278	19,903	4,451	72,823
Total Arkansas	348,011	611,657	137,828	83,822	50,192	1,231,510

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Texas:
Dallas–Fort Worth–Arlington, TX MSA	34,395	144,973	256,018	190	60,218	495,794
Houston–The Woodlands–Sugar Land, TX MSA	5,769	43,860	235,439	—	61,392	346,460
Austin–Round Rock, TX MSA	12,751	56,980	130,821	—	40,946	241,498
Texarkana, TX–AR MSA	10,217	12,373	1,474	931	4,737	29,732
Lubbock, TX MSA	—	4,789	—	—	15,926	20,715
College Station–Bryan, TX MSA	—	1,409	1,248	—	16,847	19,504
Corpus Christi, TX MSA	—	2,897	11,173	—	—	14,070
San Antonio–New Braunfels, TX MSA	1,570	5,592	3,031	—	1,173	11,366
All other Texas(1)	902	27,568	8,882	332	207	37,891
Total Texas	65,604	300,441	648,086	1,453	201,446	1,217,030
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	57,471	142,585	106,895	1,262	10,545	318,758
Winston–Salem, NC MSA	45,312	35,280	5,840	—	960	87,392
North Carolina Foothills(5)	46,045	28,436	5,490	3,061	3,458	86,490
Raleigh, NC MSA	486	49,298	30,068	—	31	79,883
Columbia, SC MSA	1,897	41,335	1,196	—	—	44,428
Wilmington, NC MSA	8,894	25,408	7,849	426	—	42,577
Greensboro–High Point, NC MSA	16,106	19,272	1,809	246	2,264	39,697
Charleston–North Charleston, SC MSA	1,224	11,717	7,403	—	5,266	25,610
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	3,676	14,975	1,082	—	4,933	24,666
Hilton Head Island–Bluffton–Beaufort, SC MSA	3,606	9,328	5,215	—	5,283	23,432
Greenville–Anderson–Mauldin, SC MSA	6,200	2,690	2,967	—	17	11,874
All other North Carolina(1)	9,044	25,788	33,066	—	633	68,531
All other South Carolina(1)	3,505	13,129	780	—	560	17,974
Total North Carolina / South Carolina	203,466	419,241	209,660	4,995	33,950	871,312
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	138,461	133,169	—	—	271,630
San Francisco–Oakland–Hayward, CA MSA	—	71,461	51,132	—	—	122,593
San Jose–Sunnyvale–Santa Clara, CA MSA	—	35,756	24,199	—	—	59,955
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	56,678	—	—	56,678
Riverside–San Bernardino–Ontario, CA MSA	—	12,736	—	—	37,813	50,549
San Diego–Carlsbad, CA MSA	7	—	48,010	—	—	48,017
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	41,047	—	—	41,047
Stockton–Lodi, CA MSA	—	—	17,289	—	—	17,289
All other California(1)	—	4,846	—	—	—	4,846
Total California	7	263,260	371,524	—	37,813	672,604
Colorado:
Denver–Aurora–Lakewood, CO MSA	10	99,848	112,688	—	—	212,546
Boulder, CO MSA	—	37,215	—	—	—	37,215
All other Colorado(1)	1,926	—	40,663	—	—	42,589
Total Colorado	1,936	137,063	153,351	—	—	292,350
Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	429	88,731	100,428	—	—	189,588
Memphis, TN–MS–AR MSA	822	33,382	13	—	—	34,217
All other Tennessee(1)	1,855	11,676	253	—	—	13,784
Total Tennessee	3,106	133,789	100,694	—	—	237,589

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	19,897	173,135	—	—	193,032
All other Arizona(1)	—	2,610	—	—	—	2,610
Total Arizona	—	22,507	173,135	—	—	195,642

Seattle–Tacoma–Bellevue, WA MSA	—	34,324	133,893	—	—	168,217

Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,414	1,878	110,677	—	—	114,969
Bloomington, IL MSA	—	12,328	—	—	—	12,328
All other Illinois(1)	—	1,375	1,208	—	—	2,583
Total Illinois	2,414	15,581	111,885	—	—	129,880
Nevada:
Las Vegas–Henderson–Paradise, NV MSA	—	76,771	—	—	38,190	114,961
Reno, NV MSA	—	10,230	—	—	—	10,230
Total Nevada	—	87,001	—	—	38,190	125,191

Cayman Islands	—	113,852	—	—	—	113,852

Oregon:
Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	10,930	—	67,444	78,374
All other Oregon(1)	—	20,347	9,412	—	—	29,759
Total Oregon	—	20,347	20,342	—	67,444	108,133
Washington, DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	324	11,164	57,640	—	—	69,128
All other Maryland(1)	—	2,920	—	—	8,876	11,796
Total Washington, DC / Maryland	324	14,084	57,640	—	8,876	80,924
Alabama:
Birmingham–Hoover, AL MSA	500	1,345	19,722	—	—	21,567
Mobile, AL MSA	4,912	12,640	837	—	741	19,130
All other Alabama(1)	16,861	12,244	5,202	445	3,359	38,111
Total Alabama	22,273	26,229	25,761	445	4,100	78,808
Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	34,724	—	—	34,724
Lebanon, PA MSA	—	18,380	—	—	—	18,380
All other Pennsylvania(1)	115	21,572	—	—	—	21,687
Total Pennsylvania	115	39,952	34,724	—	—	74,791

Urban Honolulu, HI MSA	—	—	—	—	60,463	60,463

Minneapolis–St. Paul–Bloomington, MN MSA	—	27,766	—	—	22,023	49,789

Missouri:
St. Louis, MO–IL MSA	—	406	—	—	31,259	31,665
All other Missouri(1)	502	13,853	1,881	884	—	17,120
Total Missouri	502	14,259	1,881	884	31,259	48,785

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Oklahoma:
Tulsa, OK MSA	—	29,174	—	—	2,024	31,198
All other Oklahoma(1)	427	2,911	30	3,585	4,017	10,970
Total Oklahoma	427	32,085	30	3,585	6,041	42,168
Ohio:
Cincinnati, OH–KY–IN MSA	—	24,043	—	—	—	24,043
Columbus, OH MSA	—	7,097	4,370	—	—	11,467
All other Ohio(1)	—	3,574	—	—	—	3,574
Total Ohio	—	34,714	4,370	—	—	39,084
Virginia:
Richmond, VA MSA	267	4,785	7,278	—	—	12,330
All other Virginia(1)	366	11,308	5,863	—	76	17,613
Total Virginia	633	16,093	13,141	—	76	29,943

Providence–Warwick, RI–MA MSA	—	25,866	—	—	—	25,866

Louisiana	110	4,546	—	—	11,152	15,808

Mississippi:
Gulfport–Biloxi–Pascagoula, MS MSA	—	9,528	1,819	—	—	11,347
All other Mississippi(1)	—	493	889	576	—	1,958
Total Mississippi	—	10,021	2,708	576	—	13,305
Kansas:
Manhattan, KS MSA	—	—	12,622	—	—	12,622
All other Kansas(1)	—	112	—	—	—	112
Total Kansas	—	112	12,622	—	—	12,734

Connecticut	—	11,968	—	—	—	11,968

All other states(6)	687	38,800	6,039	—	7,413	52,939

Total Real Estate Loans	$1,270,059	$4,851,236	$4,835,742	$121,134	$848,771	$11,926,942

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in North Carolina: Cleveland and Rutherford.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$675,585	13.9%	$557,528	17.7%
Churches and schools	255,584	5.3	164,011	5.2
Office, including medical offices	752,030	15.5	996,793	31.7
Office warehouse, warehouse and mini-storage	31,414	0.6	225,417	7.2
Gasoline stations and convenience stores	105,308	2.2	47,196	1.5
Hotels and motels	1,074,417	22.1	373,272	11.9
Restaurants and bars	146,296	3.0	72,784	2.3
Manufacturing and industrial facilities	506,209	10.4	53,092	1.7
Nursing homes and assisted living centers	380,208	7.8	58,498	1.9
Hospitals, surgery centers and other medical	69,175	1.4	88,180	2.8
Golf courses, entertainment and recreational facilities	25,639	0.5	18,182	0.6
Other non-farm/non-residential (1)	829,371	17.3	491,460	15.5
Total	$4,851,236	100.0%	$3,146,413	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Unimproved land	$329,629	6.8%	$237,138	8.3%
Land development and lots:
1-4 family residential and multifamily	626,188	12.9	494,704	17.2
Non-residential	802,834	16.6	172,268	6.0
Construction:
1-4 family residential:
Owner occupied	35,158	0.7	33,120	1.2
Non-owner occupied:
Pre-sold	1,003,787	20.8	26,538	0.9
Speculative	217,624	4.5	130,966	4.6
Multifamily	652,128	13.5	809,063	28.2
Industrial, commercial and other	1,168,394	24.2	969,601	33.6
Total	$4,835,742	100.0%	$2,873,398	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. For any construction and development loan with interest reserves, we also consider the construction period interest in our underwriting process (otherwise, our underwriting of such loans with and without interest reserves is virtually identical). Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s equity and all other required subordinated elements of the capital structure be fully funded prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. Generally, as part of our underwriting process, we require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest and an appropriate portion of the hard costs. While we had advanced interest reserves as part of the funding process, we believe that the borrowers in effect had in most cases provided for these sums as part of their initial equity contribution. During the nine months ended September 30, 2016, there were no situations where additional interest reserves were advanced on a loan to avoid such loan from becoming nonperforming, and at September 30, 2016, we had no construction and development loans with interest reserves that were nonperforming.

During the third quarter and first nine months of 2016, we recognized $26.2 million and $78.1 million, respectively, of interest income on construction and development loans from the advance of interest reserves, and we advanced construction period interest on construction and development loans totaling $36.4 million and $80.4 million, respectively, in the third quarter and first nine months of 2016.

The maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2016 was approximately $10.75 billion, of which $3.73 billion was outstanding at September 30, 2016 and $7.02 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 43%.

The following table reflects total loans and leases as of September 30, 2016 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of acquisition, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of acquisition, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$1,096,913	$885,823	$707,722	$1,856,717	$4,547,175
Floating rate (not at a floor or ceiling rate)	6,856,406	78,061	47,846	169,911	7,152,224
Floating rate (at floor rate) (1)	2,148,683	37,899	69,532	203,722	2,459,836
Floating rate (at ceiling rate)	347	—	15	—	362
Total	$10,102,349	$1,001,783	$825,115	$2,230,350	$14,159,597

Percentage of total	71.3%	7.1%	5.8%	15.8%	100.0%
Cumulative percentage of total	71.3%	78.4%	84.2%	100.0%

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

At September 30, 2016, most of our floating rate loans are tied to three major benchmark interest rates, the 1-month LIBOR, 3-month LIBOR and Wall Street Journal Prime interest rate.  The following table is a summary of our floating rate loan portfolio and contractual interest rate indices.

Contractual Indices of Floating Rate Loans

Contractual Interest Rate Index	Floating Rate (at floor rate)	Floating Rate (not at a floor or ceiling rate)	Floating Rate (at ceiling rate)	Total Floating Rate
	(Dollars in thousands)
1-month LIBOR	$707,589	$5,082,157	$—	$5,789,746
3-month LIBOR	494,422	556,095	—	1,050,517
Wall Street Journal Prime	863,205	722,191	185	1,585,581
Other contractual interest rate indices	394,620	791,781	177	1,186,578
Total	$2,459,836	$7,152,224	$362	$9,612,422

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of acquisition:
Unpaid principal balance	$5,269,275	$1,613,563
Valuation discount	(126,561)	(24,312)
Carrying value	5,142,714	1,589,251
Loans with evidence of credit deterioration at date of acquisition:
Unpaid principal balance	346,421	284,410
Valuation discount	(89,304)	(67,624)
Carrying value	257,117	216,786
Total carrying value	$5,399,831	$1,806,037

On July 20, 2016 and July 21, 2016, the dates we closed our C&S and C1 acquisitions, respectively, each outstanding loan in C&S’ and C1’s loan portfolio was categorized into (i) a loan with evidence of credit deterioration or (ii) a loan without evidence of credit deterioration. The following table is a summary of the loans acquired in the C&S and C1 acquisitions with evidence of credit deterioration at the date of acquisition.

Fair Value Adjustments for

Purchased Loans With Evidence of

Credit Deterioration at Date of C&S and C1 Acquisitions

	C&S As of July 20, 2016	C1 As of July 21, 2016
	(Dollars in thousands)
Contractually required principal and interest	$106,109	$104,353
Nonaccretable difference	(32,537)	(31,729)
Cash flows expected to be collected	73,572	72,624
Accretable difference	(11,793)	(7,166)
Day 1 Fair Value	$61,779	$65,458

The following tables present, by risk rating, the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased loans without evidence of credit deterioration in the C&S and C1 acquisitions.

Fair Value Adjustments for Purchased

Loans Without Evidence of Credit Deterioration

at Date of C&S Acquisition

Risk Rating	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$1,019,910	$(12,626)	$1,007,284	124
FV 44	1,477,936	(41,788)	1,436,148	283
FV 55	549,799	(26,080)	523,719	474
Total	$3,047,645	$(80,494)	$2,967,151	264

Fair Value Adjustments for Purchased

Loans Without Evidence of Credit Deterioration

at Date of C1 Acquisition

Risk Rating	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$242,171	$(2,182)	$239,989	90
FV 44	750,434	(16,345)	734,089	218
FV 55	281,246	(7,740)	273,506	275
Total	$1,273,851	$(26,267)	$1,247,584	206

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

Activity in Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance – beginning of period	$216,786	$276,480
Accretion	19,542	30,009
Purchased loans acquired	127,237	78,898
Transfers to foreclosed assets	(3,078)	(6,165)
Payments received	(101,548)	(116,729)
Charge-offs	(1,696)	(2,084)
Other activity, net	(126)	594
Balance – end of period	$257,117	$261,003

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Accretable difference - beginning of period	$59,176	$74,167
Transfers to foreclosed assets	(267)	(334)
Purchased loans paid off	(5,720)	(14,260)
Cash flow revisions as a result of renewals and/or modifications	20,960	28,189
Accretable difference acquired	18,959	13,526
Accretion	(19,542)	(30,009)
Accretable difference - end of period	$73,566	$71,279

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

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$7,428	$13,194
Accruing loans and leases 90 days or more past due(1)	—	—
TDRs	—	—
Total nonperforming loans and leases(1)	7,428	13,194
Foreclosed assets (2)	44,250	22,870
Total nonperforming assets (1)	$51,678	$36,064
Nonperforming loans and leases to total loans and leases (1)	0.08%	0.20%
Nonperforming assets to total assets (1)	0.28	0.37

(1)	Excludes purchased loans except for their inclusion in total assets.
(2)

Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Purchased foreclosed assets are initially recorded at Day 1 Fair Value.  Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.

The increase in the amount of foreclosed assets at September 30, 2016 compared to December 31, 2015 is a result of the foreclosed assets acquired in the C&S and C1 acquisitions.

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

At September 30, 2016, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $4.6 million to the estimated fair value of such loans and leases of $5.0 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $3.6 million of partial charge-offs and $1.0 million of specific loan and lease loss allocations. These amounts do not include our $6.0 million of impaired purchased loans at September 30, 2016.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,576	$3,030
Non-farm/non-residential	16,621	7,174
Construction/land development	23,010	11,858
Agricultural	528	492
Total real estate	43,735	22,554
Commercial and industrial	178	316
Consumer	337	—
Total foreclosed assets	$44,250	$22,870

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

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
September 30, 2016:	(Dollars in thousands)
Arkansas	$5,834	$11,999	$17,833
North Carolina	462	3,995	4,457
Georgia	47	9,818	9,865
Texas	384	152	536
Florida	110	17,394	17,504
South Carolina	24	—	24
Alabama	50	598	648
All other	517	294	811
Total	$7,428	$44,250	$51,678

Impaired Purchased Loans

As of September 30, 2016 and December 31, 2015, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). The following table presents a summary of such impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$871	$771
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	5,177	7,283
Total impaired purchased loans	$6,048	$8,054
Impaired purchased loans to total purchased loans	0.11%	0.45%

Allowance and Provision for Loan and Lease Losses

At September 30, 2016, our ALLL was $69.8 million, including $68.2 million allocated to our non-purchased loans and leases and $1.6 million allocated to our purchased loans compared to $59.0 million at September 30, 2015, all of which was allocated to our non-purchased loans and leases.  At December 31, 2015, our ALLL was $60.9 million, including $59.7 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases was 0.78% at September 30, 2016 compared to 1.08% at September 30, 2015 and 0.91% at December 31, 2015.  Our ALLL allocated to purchased loans as a percent of total purchased loans was 0.03% at September 30, 2016 and 0.07% at December 31, 2015.  Our ALLL allocated to non-purchased loans and leases was equal to 918% of our total nonperforming non-purchased loans and leases at September 30, 2016 compared to 421% at September 30, 2015 and 452% at December 31, 2015.

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

In recent years, we have focused on loan transactions that include various combinations of (i) marquee properties, (ii) strong and capable sponsors or borrowers, (iii) low leverage, and (iv) defensive loan structure. At the same time, our loan portfolio has expanded throughout the United States and consists of a very diversified portfolio in terms of geographic location. We consider this geographic diversification to be a substantial source of strength in regard to portfolio credit quality. Additionally, we have continued to focus on originating high quality loans at low leverage. At September 30, 2016, our ratios of weighted-average loan-to-cost and weighted-average loan-to-value on construction loans with interest reserves, assuming such loans are ultimately fully funded, were approximately 50% and approximately 43%, respectively. Each of these factors mentioned above has contributed to our favorable asset quality ratios and net charge-off ratios in recent years. In addition, these factors have also helped to contribute to recent decreases in our ratio of ALLL to total non-purchased loans and leases.

The provision for loan and lease losses for the third quarter of 2016 was $7.1 million, including $5.6 million for non-purchased loans and leases and $1.5 million for purchased loans, compared to $3.6 million for the third quarter of 2015, including $2.9 million for non-purchased loans and leases and $0.7 million for purchased loans. The provision for loan and lease losses for the first nine months of 2016 was $13.9 million, including $12.0 million for non-purchased loans and $1.9 million for purchased loans, compared to $14.2 million, including $11.8 million for non-purchased loans and $2.4 million for purchased loans.

Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases decreased to 0.78% at September 30, 2016 compared to 1.08% at September 30, 2015 and 0.91% at December 31, 2015, primarily as a result of the low level of net charge-offs in recent quarters, our conservative underwriting practices, our general trends in recent years of lower loan-to-cost and loan-to-value ratios in our construction and development portfolio and generally improving economic conditions in many of our markets. While we believe our ALLL at September 30, 2016 and related provision for the third quarter and first nine months of 2016 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

Activity within the allowance for loan and lease losses for the periods indicated is shown in the following table.

Activity Within the Allowance for Loan and Lease Losses

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)

Balance, beginning of period	$60,854	$52,918
Charge-offs of non-purchased loans and leases:
Real estate:
Residential 1-4 family	(350)	(742)
Non-farm/non-residential	(248)	(330)
Construction/land development	(42)	(809)
Agricultural	(7)	(13)
Multifamily residential	—	(228)
Total real estate	(647)	(2,122)
Commercial and industrial	(87)	(2,672)
Consumer	(87)	(80)
Direct financing leases	(2,263)	(563)
Other	(1,272)	(1,130)
Total charge-offs of non-purchased loans and leases	(4,356)	(6,567)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	43	58
Non-farm/non-residential	—	18
Construction/land development	53	77
Multifamily residential	14	—
Total real estate	110	153
Commercial and industrial	52	188
Consumer	15	47
Direct financing leases	20	20
Other	665	458
Total recoveries of non-purchased loans and leases previously charged off	862	866
Net charge-offs of non-purchased loans and leases	(3,494)	(5,701)
Charge-offs of purchased loans	(1,732)	(2,945)
Recoveries of purchased loans previously charged off	195	540
Net charge-offs of purchased loans	(1,537)	(2,405)
Net charge-offs – total loans and leases	(5,031)	(8,106)
Provision for loan and lease losses:
Non-purchased loans and leases	12,000	11,800
Purchased loans	1,937	2,405
Total provision	13,937	14,205
Balance, end of period	$69,760	$59,017
ALLL allocated to non-purchased loans and leases	$68,160	$59,017
ALLL allocated to purchased loans	1,600	—
Total ALLL	$69,760	$59,017

A summary of our net charge-off ratios and certain other ALLL ratios, as of and for the periods indicated, is presented in the following table.

Net Charge-off and ALLL Ratios

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2016	2015	2015
	(Dollars in thousands)
Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)(2)	0.06%	0.17%	0.18%
Net charge-offs of purchased loans to average purchased loans (1)	0.08%	0.17%	0.14%
Net charge-offs of total loans and leases to average total loans and leases (1)	0.06%	0.17%	0.17%

ALLL for non-purchased loans and leases to total non-purchased loans and leases (3)	0.78%	1.08%	0.91%
ALLL for purchased loans to total purchased loans	0.03%	—	0.07%
ALLL to total loans and leases	0.49%	0.79%	0.73%
ALLL to nonperforming loans and leases (3)	918%	421%	452%

(1) Ratios for interim periods annualized.

(2) Excludes purchased loans and net charge-offs related to purchased loans.

(3) Excludes purchased loans and ALLL allocated to such loans.

Investment Securities

At September 30, 2016 and December 31, 2015, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

Investment Securities

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$735,494	$750,725	$415,095	$427,278
U.S. Government agency securities	568,130	573,936	146,265	146,950
Corporate obligations	10,089	10,022	3,562	3,562
CRA qualified investment fund	1,055	1,062	1,038	1,028
Other equity securities	6,149	6,149	23,530	23,530
Total	$1,320,917	$1,341,894	$589,490	$602,348

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $22.6 million and gross unrealized losses of $1.6 million at September 30, 2016 and gross unrealized gains of $14.0 million and gross unrealized losses of $1.2 million at December 31, 2015. We believe that all unrealized losses on individual investment securities at September 30, 2016 and December 31, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2016:
Obligations of states and political subdivisions	$735,494	$5,688	$(21,951)	$719,231
U.S. Government agency securities	568,130	133	(20,770)	547,493
Corporate obligations	10,089	5,500	(75)	15,514
CRA qualified investment fund	1,055	—	—	1,055
Other equity securities	6,149	—	—	6,149
Total	$1,320,917	$11,321	$(42,796)	$1,289,442

December 31, 2015:
Obligations of states and political subdivisions	$415,095	$6,165	$(4,747)	$416,513
U.S. Government agency securities	146,265	227	(4,363)	142,129
Corporate obligations	3,562	25	(9)	3,578
CRA qualified investment fund	1,038	—	—	1,038
Other equity securities	23,530	—	—	23,530
Total	$589,490	$6,417	$(9,119)	$586,788

We had no net gains or sales of investment securities in the third quarter or first nine months of 2016.  We had no net gains or sales of investment securities in the third quarter of 2015, and we had net gains of $2.6 million from the sale of $30.2 million of investment securities in the first nine months of 2015.  During the third quarter of 2016 and 2015, respectively, investment securities totaling $62.0 million and $30.3 million matured, were called or were paid down by the issuer. During the first nine months of 2016 and 2015, respectively, investment securities totaling $145.4 million and $111.8 million matured, were called or were paid down by the issuer. We purchased $114.1 million in investment securities during the third quarter and $382.6 million during the first nine months of 2016 compared to $24.0 million in investment securities purchased during the third quarter and $61.5 million during the first nine months of 2015.

The increase in our investment securities portfolio at September 30, 2016 compared to December 31, 2015 is primarily the result of the investment securities acquired in the C&S acquisition.  We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at September 30, 2016 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA (1)	AA (2)	A (3)	BBB (4)	Non- Rated (5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$100,653	$323,103	$142,565	$18,198	$166,206	$750,725
U.S. Government agency securities	55,700	518,236	—	—	—	573,936
Corporate obligations	—	—	520	9,502	—	10,022
CRA qualified investment fund	—	—	—	—	1,062	1,062
Other equity securities	6,149	—	—	—	—	6,149
Total	$162,502	$841,339	$143,085	$27,700	$167,268	$1,341,894
Percentage of total	12.1%	62.7%	10.7%	2.1%	12.4%	100.0%
Cumulative percentage of total	12.1%	74.8%	85.5%	87.6%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
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

Deposits

	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Non-interest bearing	$2,562,913	17.0%	$1,515,482	19.0%
Interest bearing:
Transaction (NOW)	2,429,097	16.1	1,398,104	17.5
Savings and money market	5,146,880	34.0	2,619,400	32.9
Time deposits less than $100,000	1,756,898	11.6	921,680	11.6
Time deposits of $100,000 or more	3,228,016	21.3	1,516,802	19.0
Total deposits	$15,123,804	100.0%	$7,971,468	100.0%

The increase in our deposits from December 31, 2015 to September 30, 2016 was primarily the result of deposits acquired as a result of the C&S and C1 acquisitions. At September 30, 2016 brokered deposits totaled $1.88 billion, or 12.4% of total deposits, compared to $677 million, or 8.5% of total deposits, at December 31, 2015.

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding.  Our board of directors has established policies and procedures with respect to the use of brokered deposits.  Such policies and procedures require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total deposits and (ii) our ALCO Committee (“ALCO”), which reports to the board of directors, monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total liabilities.  ALCO has typically approved the use of brokered deposits when such deposits are (i) from respected and stable funding sources and (ii) less costly to the Company than the marginal cost of additional deposits generated from our branch network.

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Arkansas	$5,730,897	37.9%	$3,783,703	47.5%
Georgia	3,832,963	25.3	722,675	9.1
Florida	2,132,797	14.1	739,955	9.3
Texas	1,904,013	12.6	1,312,538	16.5
North Carolina	904,863	6.0	838,361	10.5
New York	406,772	2.7	399,933	5.0
Alabama	110,792	0.7	110,283	1.4
South Carolina	100,707	0.7	64,020	0.7
Total	$15,123,804	100.0%	$7,971,468	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased), subordinated notes and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$59,910	0.15%	$75,745	0.11%	$62,156	0.14%	$73,975	0.10%
Other borrowings (1)	42,004	2.71	161,885	3.58	48,628	2.42	170,678	3.61
Subordinated notes	222,369	5.83	—	—	81,159	5.83	—	—
Subordinated debentures	118,028	3.72	117,469	3.32	117,889	3.67	109,488	3.25
Total other interest bearing liabilities	$442,311	4.20%	$355,099	2.75%	$309,832	3.34%	$354,141	2.77%

(1)	Included in other borrowings at September 30, 2016 are FHLB advances that contain quarterly call features and mature as follows: 2017, $20.0 million at 3.16% and 2018, $20.0 million at 2.53%.

The decrease in other borrowings for the third quarter and first nine months of 2016 compared to the same periods in 2015 is due to our prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015 and prepaying $120 million of fixed rate callable FHLB advances during the fourth quarter of 2015. The increase in subordinated debentures for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in our acquisition of Intervest Bancshares Corporation in February 2015. During the second quarter of 2016, the Company issued $225 million in aggregate principal amount, net of debt issuance costs, of subordinated notes with a 5.50% fixed-to-floating rate that mature on July 1, 2026. The rate on such subordinated notes includes amortization of debt issuance costs.

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

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At September 30, 2016, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at September 30, 2016	Carrying Value of Subordinated Debentures at September 30, 2016	Trust Preferred Securities of the Trusts	Contractual Interest Rate at September 30, 2016	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.74%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.63	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	3.04	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.45	December 15, 2036
Intervest II	15,464	(567)	14,897	15,000	3.81	September 17, 2033
Intervest III	15,464	(656)	14,808	15,000	3.65	March 17, 2034
Intervest IV	15,464	(1,193)	14,271	15,000	3.26	September 20, 2034
Intervest V	10,310	(1,134)	9,176	10,000	2.50	December 15, 2036
	$121,652	$(3,550)	$118,102	$118,000

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

Calculation of Total Tangible Common Stockholder’s Equity and

the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$2,756,346	$1,464,631
Less intangible assets:
Goodwill	(657,806)	(125,442)
Other intangible assets, net of accumulated amortization	(64,347)	(26,898)
Total intangibles	(722,153)	(152,340)
Total tangible common stockholders’ equity	$2,034,193	$1,312,291
Total assets	$18,451,783	$9,879,459
Less intangible assets:
Goodwill	(657,806)	(125,442)
Other intangible assets, net of accumulated amortization	(64,347)	(26,898)
Total intangibles	(722,153)	(152,340)
Total tangible assets	$17,729,630	$9,727,119
Ratio of total common stockholders’ equity to total assets	14.94%	14.83%
Ratio of total tangible common stockholders’ equity to total tangible assets	11.47%	13.49%

Calculation of Total Tangible Common Stockholder’s Equity and

Tangible Book Value Per Common Share

	September 30,		December 31,
	2016	2015	2015
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$2,756,346	$1,314,517	$1,464,631
Less intangible assets:
Goodwill	(657,806)	(125,918)	(125,442)
Other intangible assets, net of accumulated amortization	(64,347)	(29,624)	(26,898)
Total intangibles	(722,153)	(155,542)	(152,340)
Total tangible common stockholders’ equity	$2,034,193	$1,158,975	$1,312,291
Shares of common stock outstanding	121,134	88,265	90,612
Book value per common share	$22.75	$14.89	$16.16
Tangible book value per common share	$16.79	$13.13	$14.48

Calculation of Average Tangible Common Stockholders’ Equity and

Annualized Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income available to common stockholders	$76,030	$46,128	$182,193	$130,798
Average common stockholders’ equity before noncontrolling interest	$2,483,181	$1,265,619	$1,833,933	$1,169,885
Less average intangible assets:
Goodwill	(538,583)	(123,681)	(264,306)	(115,376)
Other intangible assets, net of accumulated amortization	(55,693)	(28,807)	(36,844)	(28,927)
Total average intangibles	(594,276)	(152,488)	(301,150)	(144,303)
Average tangible common stockholders’ equity	$1,888,905	$1,113,131	$1,532,783	$1,025,582
Return on average common stockholders’ equity (1)	12.18%	14.46%	13.27%	14.95%
Return on average tangible common stockholders’ equity (1)	16.01%	16.44%	15.88%	17.05%

(1)	Ratios annualized based on actual days.

Common Stock Dividend Policy. During 2015 we paid quarterly cash dividends per common share of $0.13 in the first quarter, $0.135 in the second quarter, $0.14 in the third quarter and $0.145 in the fourth quarter. During 2016 we paid quarterly cash dividends per common share of $0.15 in the first quarter, $0.155 in the second quarter and $0.16 in the third quarter. On October 3, 2016, our board of directors approved a cash dividend of $0.165 per common share that was paid on October 21, 2016. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and, prior to the third quarter of 2016, $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of, or no longer be considered, qualifying tier 1 capital for certain institutions depending on the size of the institution as measured by total assets. As a result of our acquisitions of C&S on July 20, 2016 and C1 on July 21, 2016, our total assets exceeded $15 billion. Accordingly, pursuant to the Basel III Rules, our trust preferred securities are no longer included in tier 1 capital as of September 30, 2016, but will continue to be included in total capital.

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

Total capital includes tier 1 capital and tier 2 capital. Tier 2 capital includes, among other things, the allowable portion of the ALLL, and, for the Company, the trust preferred securities and the subordinated notes.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us and our subsidiary bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.5% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%. Additionally, in order to be considered well-capitalized under the Basel III Rules, we must maintain (i) a ratio of common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0% and (iv) a leverage ratio of at least 5.0%.

The following table presents actual and required capital ratios at September 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

Regulatory Capital Ratios

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2016:
Common equity tier 1 to risk-weighted assets:
Company	$2,017,186	10.15%	$1,018,049	5.125%	$1,390,506	7.00%	N/A	N/A
Bank	2,335,739	11.77	1,016,990	5.125	1,389,059	7.00	$1,289,841	6.50%
Tier 1 capital to risk-weighted assets:
Company	2,017,186	10.15	1,316,015	6.625	1,688,472	8.50	N/A	N/A
Bank	2,335,739	11.77	1,314,645	6.625	1,686,715	8.50	1,587,496	8.00
Total capital to risk-weighted assets:
Company	2,429,946	12.23	1,713,302	8.625	2,085,759	10.50	N/A	N/A
Bank	2,405,499	12.12	1,711,520	8.625	2,083,589	10.50	1,984,371	10.00
Tier 1 leverage to average assets:
Company	2,017,186	12.53	644,006	4.00	644,006	4.00	N/A	N/A
Bank	2,335,739	14.55	642,206	4.00	642,206	4.00	802,758	5.00
December 31, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,316,373	10.79%	$549,200	4.50%	$854,311	7.00%	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	$792,769	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00
Tier 1 leverage to average assets:
Company	1,417,940	14.96	379,116	4.00	379,116	4.00	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	473,625	5.00

At September 30, 2016 and December 31, 2015, capital levels at both the Company and the Bank exceed all minimum capital requirements under the Basel III Rules on a fully phased-in basis.

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

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as operating cash needs of the Company, and the cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases, and repayments of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At September 30, 2016, we had $8.66 billion in unfunded balances on loans already closed, the vast majority of which is attributable to construction loans for which construction has commenced. In most cases the borrower’s equity and all other required subordinated elements of the capital structure must be fully funded before we advance funds. Typically we are the last to advance funds and the first to be repaid. In many cases we do not advance funds on loans for many months after closing because the borrower’s equity and other funding sources must fund first. This conservative practice for handling construction loans has led to the large unfunded balance of closed loans. As a result, we maintain a detailed 36-month forward funding forecast projecting all loan fundings and loan pay downs and pay offs. Our ability to project monthly net portfolio growth with a substantial degree of accuracy is an important part of our liquidity management process.

At September 30, 2016, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $3.29 billion of available blanket borrowing capacity with the FHLB, (2) $565 million of investment securities available to pledge for federal funds or other borrowings, (3) $230 million of available unsecured federal funds borrowing lines and (4) up to $154 million of available borrowing capacity from borrowing programs of the FRB.  As a result of our C&S acquisition on July 20, 2016 and our C1 acquisition on July 21, 2016, we expect our available blanket borrowing capacity with the FHLB to increase significantly in future periods.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities portfolio to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $160.2 million for the first nine months of 2016 and $137.8 million for the first nine months of 2015.  Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $1.67 billion in the first nine months of 2016 and $593.5 million in the first nine months of 2015.  The increase in net cash used by investing activities was primarily the result of the increase in net cash used to fund non-purchased loan and lease growth in the first nine months of 2016 and to purchase investment securities, partially offset by payments received on purchased loans. Additionally, we received net cash from our C&S and C1 acquisitions totaling $204 million during the first nine months of 2016 compared to $300 million of net cash received in the first nine months of 2015 from our Intervest acquisition.

Financing activities provided $2.39 billion in the first nine months of 2016 and $587.1 million in the first nine months of 2015. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $2.59 billion during the first nine months of 2016 compared to $636.9 million during the first nine months of 2015, as well as net proceeds received from the issuance of our subordinated notes in June 2016 which provided $222.3 million.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit (most of which are in the form of unfunded balances on loans already closed) and standby letters of credit. See Note 10 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of September 30, 2016.

Growth and Expansion

De Novo Growth. During the first quarter of 2016, we opened our first retail banking office in Siloam Springs in northwest Arkansas and a Real Estate Specialties Group, or RESG, loan production office in San Francisco, California. During the second quarter of 2016, we opened our third retail banking office in Fayetteville, Arkansas. During the third quarter of 2016, we closed our office in Greensboro, North Carolina.  We opened our second retail banking office in Springdale, Arkansas during the fourth quarter of 2016. In the first quarter of 2017, we expect to consolidate our New York RESG office with our retail banking office in Rockefeller Plaza in New York, New York.  In the second quarter of 2017, we expect to open our first retail banking office in McKinney, Texas.

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

During the first nine months of 2016, we spent approximately $34.5 million on capital expenditures for premises and equipment. Our capital expenditures for the full year 2016 are expected to be in the range of $40 million to $45 million, including progress payments on construction projects expected to be completed in future periods, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 15 acquisitions, including seven FDIC-assisted transactions, and we recently closed two acquisitions during the third quarter of 2016.

On July 20, 2016, we completed our acquisition of C&S and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at $800.3 million. Pursuant to the terms of the merger agreement, we issued 20,983,815 shares of our common stock to C&S stockholders and to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards (net of shares withheld for taxes).  The acquisition of C&S provided us with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida. On September 23, 2016, we closed one of the acquired banking offices in Georgia. During the fourth quarter of 2016, we expect to close five additional Georgia retail banking offices in markets where we have overlapping branches as a result of the C&S acquisition.

On July 21, 2016, we completed our acquisition of C1 and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at $376.1 million. Pursuant to the terms of the merger agreement and immediately after the effective time of the C1 Merger and in accordance with the terms of the Brazilian standby purchase agreement dated December 21, 2015, the Company sold certain C1 Bank loans (“Brazilian Loans”) in exchange for shares of the Company’s common stock equal to the aggregate purchase price of the Brazilian Loans.  As a result of the closing of the C1 Merger, the Company issued 9,370,587 shares of its common stock to C1 shareholders, net of the shares redeemed in exchange for the Brazilian Loans.  The acquisition of C1 provided us with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.

Future Growth Strategy. We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and MSAs across the U.S. where we currently do not have retail banking offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely offices in Seattle, Washington, D.C., Boston and Chicago). With respect to acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, and diluted earnings per share, or strategic to our business, or both.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 17 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on our projected baseline net interest income for the 12-month period commencing October 1, 2016. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	14.4%
+400	11.4
+300	8.4
+200	5.4
+100	2.5
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

(b) Changes in Internal Control over Financial Reporting.

Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there were no changes during the quarterly period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 19, 2011, the Company and Bank were named as defendants in a purported class action lawsuit filed in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks. On December 20, 2012, the Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks. The complaint in each case challenges the manner in which overdraft fees were charged and the policies related to the posting order of payments.  In addition, each complaint alleges violations of the Arkansas Deceptive Trade Practices Act.  Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders located in the State of Arkansas similarly situated, and seeks (1) a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, (2) restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaints, (3) disgorgement of profits as a result of the alleged wrongful actions, (4) unspecified compensatory and statutory or punitive damages, and (5) pre-judgment interest, costs, and plaintiffs’ attorneys’ fees.  The Company and the Bank filed a motion to dismiss and to compel arbitration pursuant to the terms of the consumer deposit account agreement in the Walker case, which was denied by the trial court.  The Company and the Bank appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis.  The Arkansas Supreme Court recently affirmed the trial courts’ decision to deny the Company and Bank’s motion to compel arbitration, finding that there was no mutual agreement or obligation to arbitrate under the terms of the subject deposit account agreement.  The Company and Bank filed a Petition for Writ of Certiorari with the Supreme Court of the United States requesting that the Supreme Court of the United States review the Arkansas Supreme Court’s decision, but that request was denied.  The parties are now engaged in pre-trial discovery.

Counsel for the plaintiffs in the Walker case and counsel for the plaintiff in the Muzingo case have reached an agreement whereby Ms. Muzingo is now considered a member of the class in the Walker case.  Although there are significant uncertainties in any purported class action litigation, the Company and the Bank believe that the Plaintiffs’ claims in the Walker case are subject to meritorious defenses and intend to defend against these claims.

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

We use brokered deposit which may be an unstable and/or expensive deposit source to fund growth asset growth.

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding.  Our board of directors has established policies and procedures with respect to the use of brokered deposits.  Such policies and procedures require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total deposits and (ii) our ALCO monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total liabilities.  ALCO has typically approved the use of brokered deposits when such deposits are (i) from respected and stable funding sources and (ii) less costly to us than the marginal cost of additional deposits generated from our branch network.  In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable.  Additionally, should our bank subsidiary no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable.  The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2016	744,135	$39.79	—	—
August 1 - 31, 2016	—	—	—	—
September 1 - 30, 2016	—	—	—	—
Total	744,135	$39.79	—	—

(1)

On July 21, 2016, immediately after the effective time of the C1 merger and in accordance with the terms of the Brazilian standby purchase agreement dated December 21, 2015, the Company sold certain C1 Bank loans (“Brazilian loans”) to an entity controlled by a C1 shareholder in exchange for shares of the Company’s common stock payable to such C1 shareholder in the C1 merger equal to the aggregate purchase price of the Brazilian Loans.  The 744,135 shares of withheld by the Company in satisfaction of the purchase price of the Brazilian loans was based on the buyer average stock price of $39.79, calculated in accordance with the C1 merger agreement.  The closing price of the Company’s common stock on July 21, 2016 was $37.18.  The Company did not repurchase any shares as part of publicly announced plans or programs.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2016	/s/ Greg McKinney
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