Form 10-K
period 2016-12-31
BANK OF THE OZARKS INC
filed 2017-03-01
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,112,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, par value $0.01 per share	121,555,305

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders, scheduled to be held on May 8, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BANK OF THE OZARKS, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2016

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings we make with the Securities and Exchange Commission (“SEC” or “Commission”) and other oral and written statements or reports made by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time.  Those statements are not guarantees of future results or performance and are subject to certain known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions, including expectations for further changes in monetary and interest rate policy by the Federal Reserve; our plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future with respect to our revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, bank owned life insurance income, gains (losses) on investment securities and sales of other assets and other income from purchased loans; non-interest expense, including acquisition-related, systems conversion and contract termination expenses; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs and net charge-off ratios, provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with obtaining regulatory approval of or integrating or managing acquisitions; the effect of the announcement of any future acquisition on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings, the need to issue debt or equity securities and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “trend,” “will,” “would,” or the negative of these terms or other words of similar expressions identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in these forward-looking statements made by us and management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems implementing our growth, expansion and acquisition strategies including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses related to, integrating acquisitions; the inability to realize expected cost savings and/or synergies from acquisitions; problems with managing acquisitions; the effect of the announcement of any future acquisition on customer relationships and operating results; the availability of and access to capital; possible downgrades in our credit ratings or outlook which could increase the costs of funding from capital markets; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we are subject as a result of our total assets exceeding $10 billion; recently enacted and potential legislation and regulatory actions and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; adoption of new accounting standards or changes in existing standards; and adverse results (including costs, fines, reputational harm and/or negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions as well as other factors described in this Annual Report on Form 10-K or as detailed from time to time in the other reports we file with the Commission. See also “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in, or implied by, such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Item 1.  BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Bank of the Ozarks, Inc. and its subsidiaries, including Bank of the Ozarks, which we sometimes refer to as “Bank of the Ozarks,” “our bank subsidiary,” or “the Bank.”

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors,” the section captioned “Forward-Looking Information” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Bank of the Ozarks, Inc. (the “Company”) was incorporated in June 1981 as an Arkansas corporation and is a bank holding company registered under the Bank Holding Company Act of 1956. We own an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2016, the Company, through the Bank, conducted operations through 250 offices, including offices in Arkansas, Georgia, Florida, North Carolina, Texas, Alabama, South Carolina, New York and California. At December 31, 2016, we own Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V (collectively, the “Ozark Trusts”), and, as a result of our February 10, 2015 acquisition of Intervest Bancshares Corporation (“Intervest”), we own Intervest Statutory Trust II, Intervest Statutory Trust III, Intervest Statutory Trust IV and Intervest Statutory Trust V (collectively, the “Intervest Trusts”; and together with the Ozark Trusts, the “Trusts”).  Each of the Trusts is a 100%-owned finance subsidiary business trust formed in connection with the issuance of certain subordinated debentures and related trust preferred securities.  We also own, indirectly through the Bank, a subsidiary that holds our investment securities, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold loans, foreclosed assets or tax credits or engage in other activities. At December 31, 2016, we had total assets of $18.89 billion, total loans and leases, including purchased loans, of $14.56 billion, total deposits of $15.57 billion and total common stockholders’ equity of $2.79 billion. Net interest income for 2016 was $601.5 million, net income available to common stockholders was $270.0 million and diluted earnings per common share were $2.58.

We provide a wide range of retail and commercial banking services. Deposit services include, among others, checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. We also provide mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; ATMs; telephone banking; online and mobile banking services including electronic bill pay and consumer mobile deposits; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, we offer credit cards for consumers and businesses and processing of merchant debit and credit card transactions. While we provide a wide variety of retail and commercial banking services, we operate in only one segment. No single external customer comprises more than 10% of our revenues. Interest income on loans where the underlying collateral is located outside the United States was not material in 2016.

Growth and Expansion

De Novo Growth

With five banking offices in 1994, we commenced an expansion strategy, via de novo branching, into selected Arkansas markets.  Since embarking on this strategy, we have added one or more new banking offices in most years.

In 2001, we opened a loan production office in Charlotte, North Carolina, which was subsequently converted to a retail banking office in 2013.  In 2003, we opened a loan production office in Dallas, Texas for our Real Estate Specialties Group, or RESG, which was subsequently converted to a retail banking office in 2004.  Our RESG originates and services most of our larger, more complex real estate lending transactions.  Subsequent to the opening of our initial RESG office in Dallas, we have opened additional RESG loan production offices in Austin, Texas (2012); Atlanta, Georgia (2012); New York, New York (2013); Houston, Texas (2014); Los Angeles, California (2014) and San Francisco, California (2016).  In January 2017, we consolidated our New York RESG office with our New York retail banking office.  Our RESG offices have contributed significantly to our growth in non-purchased loans and leases in recent years.

We have continued our growth and de novo branching strategy.  In 2015 we opened two additional loan production offices, one in Little Rock, Arkansas and one in Greensboro, North Carolina (which we closed in 2016), and we opened our fourth retail banking office in Houston, Texas.  In 2016, we opened our first retail banking office in Siloam Springs, Arkansas, our third retail banking office in Fayetteville, Arkansas and our second retail banking office in Springdale, Arkansas, and we opened a RESG loan production office in San Francisco, California. We also acquired property in Little Rock, Arkansas in 2016 where we expect to construct a new corporate headquarters facility that is currently projected to be completed in 2019.

We intend to continue our growth and de novo branching strategy in future years through the opening of additional retail branches, loan production offices and our new corporate headquarters facility. Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that we cannot predict with certainty. We may increase or decrease our expected number of new office openings as a result of a variety of factors including our financial results, changes in economic or competitive conditions, strategic opportunities, our needs for deposit gathering capabilities or other factors.

Acquisitions

We have achieved substantial growth through a combination of organic growth and acquisitions, including traditional acquisitions and acquisitions assisted by the Federal Deposit Insurance Corporation (“FDIC”). Since 2010, we have completed 15 acquisitions.

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

Most of the loans and foreclosed assets acquired in each of these FDIC-assisted acquisitions were subject to loss share agreements with the FDIC whereby we were indemnified against a portion of the losses on loans and foreclosed assets covered by FDIC loss share agreements. During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of the FDIC-assisted acquisitions.  All rights and obligations of the parties under the FDIC loss share agreements were eliminated under these termination agreements.  Despite the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC-assisted acquisitions continue to provide for the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by us and with respect to claims based on any action by directors, officers or employees of each of these failed financial institutions.

Traditional Acquisitions.  In December 2012, we completed our acquisition of Genala Banc, Inc. (“Genala”) and its wholly-owned bank subsidiary, The Citizens Bank, for an aggregate of $13.4 million in cash and 847,232 shares of our common stock valued at $14.1 million. This was our first traditional acquisition since 2003. Genala’s bank subsidiary operated one retail banking office in Geneva, Alabama.

In July 2013, we completed our acquisition of The First National Bank of Shelby (“First National Bank”) for an aggregate of $8.4 million of cash and 2,514,770 shares of our common stock valued at $60.1 million.  The First National Bank acquisition expanded our service area in North Carolina by adding 14 retail banking offices in Shelby, North Carolina and surrounding communities.  We subsequently closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”) and its wholly-owned bank subsidiary, OMNIBANK, N.A., for $21.5 million in cash.  The Bancshares acquisition expanded our service area in South Texas by adding three retail banking offices in Houston and one retail banking office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”) and its wholly-owned bank subsidiary, Summit Bank, for an aggregate of $42.5 million in cash and 5,765,846 shares of our common stock valued at $166.4 million.  The Summit acquisition expanded our service area in central, south and western Arkansas by adding 23 retail banking locations and one loan production office.  We subsequently closed eight Arkansas banking offices in locations where we had excess branch capacity, including six that were acquired in the Summit acquisition, and we closed the loan production office acquired in the Summit acquisition.

In February 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary, Intervest National Bank, for 6,637,243 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million.

The Intervest acquisition added seven retail banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.  We subsequently closed one of the acquired offices in Clearwater, Florida.

In August 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned bank subsidiary, Bank of the Carolinas, for 1,447,620 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million.  The BCAR acquisition expanded our operations in North Carolina by adding eight retail banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

In July 2016, we completed our acquisition of Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, for 20,983,815 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $800.3 million.  The C&S acquisition expanded our operations in Georgia by adding 46 retail banking offices throughout Georgia and one retail banking office in Jacksonville, Florida. We subsequently closed five retail banking offices in Georgia where we had excess branch capacity, including three that were acquired in the C&S acquisition.

In July 2016, we also completed our acquisition of C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, for 9,370,587 shares of our common stock (plus cash in lieu of fractional and de minimus shares), net of shares redeemed in exchange for the sale of certain C1 Bank loans, in a transaction valued at approximately $376.1 million.  The C1 acquisition expanded our operations in Florida by adding 33 retail banking offices on the west coast of Florida and in Miami-Dade and Orange Counties.

Future Growth Strategy

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and metropolitan areas across the United States where we currently do not have offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely Seattle, Washington, D.C., Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

Administration of the Company’s lending function is the responsibility of our Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”), our Director of Community Banking (“Dir-CB”) and certain other senior lending officers. These officers perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee.  Loan or lease authority is granted to our CEO, CCO, CLO and Dir-CB by the board of directors.  Other lending officers are granted authority by the directors’ loan committee on the recommendation of appropriate senior officers. Loans and leases and aggregate loan and lease relationships exceeding $10 million (up to the limits established by our board of directors) must be approved by the directors’ loan committee.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

Our designated compliance and loan review officers are primarily responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the risk committee.  In addition, the various components of the lending function are periodically audited by our internal audit group.  The results of such audits, including any identified deficiencies or weaknesses and management’s proposed plan to address any such deficiencies or weaknesses, are provided to and reviewed by the audit committee.

Our loan portfolio, including purchased loans, includes most types of real estate loans, consumer and small business loans (including indirect marine and recreational vehicle, or RV, loans), commercial and industrial loans, government guaranteed loans, agricultural loans and other types of loans. While a significant portion of the properties collateralizing our loan portfolio have historically been located within the trade areas of our offices, we have expanded the geographic distribution of our loan portfolio in recent years.  Included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) to this Annual Report on Form 10-K is an analysis of our real estate loan portfolio based on metropolitan statistical area or other geographic area in which the principal collateral is located.  Our lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing our lease portfolio is located throughout the United States.

Real Estate Loans.  Our portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including some loans guaranteed by the Farm Service Agency (“FSA”) and the Small Business Administration (“SBA”). Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in our residential 1-4 family loans are home equity lines of credit.

We offer a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. A substantial portion of our loans are structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years), and many of such adjustable rate loans have established “floor” and “ceiling” interest rates.

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

Consumer and Small Business Loans.  Our portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, recreational vehicles, boats, mobile homes and for other similar purposes. These consumer loans are generally collateralized and have terms typically ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.  Our portfolio of small business loans includes loans to businesses with less than $1 million in annual revenues.  Such loans are centrally underwritten and generally include loans for the purchase (or refinance) of commercial real estate, equipment, lines of credit and other business purposes.

Consumer and small business loan interest rates are determined based on the borrower’s credit score, bankruptcy indicator score, LTV and amortization period, among others. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Indirect Consumer Marine and RV Loans. Our portfolio of indirect consumer loans includes loans to individuals for the purchase of marine vessels and recreational vehicles.  These loans are generally collateralized by the asset of purchase and have terms ranging up to 240 months.  These loans are underwritten based on a combination of borrower credit score, documented debt service coverage, previous asset ownership, experience and borrower liquidity, among others.

Government Guaranteed Loans. Our portfolio of government guaranteed loans is comprised primarily of SBA and FSA guaranteed loans.  These loans are commercial in nature and are typically for the refinance or origination of credit facilities secured by, but not limited to, commercial real estate, agricultural real estate, equipment and various other assets.

Commercial and Industrial Loans and Leases.  Our commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. We offer a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit, including some loans guaranteed by the SBA, with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, we obtain as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. Our commercial and industrial loan portfolio also includes shared national credits (“SNC”). SNC generally include syndicated loans and loan commitments, letters of credit, commercial leases, and other forms of credit.

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

Deposits

We offer an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits, including access to products offered through the various CDARS® programs, and individual retirement accounts, among others. Rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

Our deposits come primarily from within our trade area. At December 31, 2016, we had $1.99 billion in “brokered deposits,” defined as deposits which, to our knowledge, have been placed with us by a person who acts as a broker in placing these deposits on behalf of others or is otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. At December 31, 2016, we had $331 million in deposits obtained via the Internet based on information provided by a listing service (“Internet deposits”).  Currently, none of these Internet deposits are deemed brokered deposits as none of the listing services are facilitating the placement of the deposit.  Brokered and Internet deposits are typically from outside our primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending.  We offer a broad array of residential mortgage products including long-term fixed rate and variable rate loans which are sold on a servicing-released basis in the secondary mortgage market. These loans are originated primarily through certain of our banking offices located in Arkansas, Texas, Georgia, North Carolina and Florida.  In addition to long-term secondary market loans, we offer a small number of fixed rate loan products which balloon periodically, typically every eight to nine years. We retain these loans in our loan portfolio.

Trust and Wealth Management Services.  We offer a broad array of trust and wealth management services from our headquarters in Little Rock, Arkansas, with additional staff in Northwest Arkansas, Texas, North Carolina and Florida.  These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. At December 31, 2016, total trust assets were approximately $1.87 billion compared to approximately $1.85 billion at December 31, 2015 and approximately $1.80 billion at December 31, 2014.

Treasury Management Services. We offer treasury management services which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers, including, collection, disbursement, management of cash and information reporting.  Our treasury management services also include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, remote deposit capture services, automated credit line transfer, investment sweep accounts, reconciliation services, positive pay services, and account analysis.

Online and Mobile Banking.  We offer online banking services for both personal and business customers. Through this service customers can access their account information, pay bills, send funds electronically to other individuals, transfer funds, view images of cancelled checks, change addresses, issue stop payment requests, receive detailed statements, receive account alerts electronically, make mobile deposits, export history to financial software or spreadsheets, and handle other banking business electronically from a laptop, desktop, tablet or smartphone. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a timelier basis, including having the ability to download transaction history into QuickBooks® for instant reconciliation.

Market Area, Competition and Technology

At December 31, 2016, we conducted banking operations through 250 offices, including offices in Arkansas, Georgia, Florida, North Carolina, Texas, Alabama, South Carolina, New York and California.

The banking industry in our market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, we compete with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based on interest rates offered on deposit accounts, interest rates charged on loans and leases, fees and service charges, the quality and scope of products offered and services rendered, including technology-driven products and services, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, as well as other factors.

A number of competing commercial banks operating in our market areas are branches or subsidiaries of larger organizations affiliated with regional or national banking companies and as a result may have greater resources and lower costs of funds than the Company. Additionally, we face competition from a large number of community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties. Despite the highly competitive environment, we believe we will continue to be competitive because of our expertise in real estate lending and various other types of lending, our strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing, including technology-driven products and services.

The ability to access and use technology is an increasingly competitive factor in the finance services industry.  Technology is not only important with respect to delivery of financial services and protection of the security of customer information but also in processing information.  We must continually make technology investments to remain competitive in the finance services industry.  We utilize, to varying degrees in our business, certain patents, copyrights and trademarks.  Additionally, we have various technology applications under development from our OZRK Labs Group, the technology and innovations group we acquired in our C1 acquisition, to address the needs of our customers and our employees by using technology to provide products and services, create additional operational efficiencies and provide greater privacy and security protection for our and our customers’ data.  While each of these patents, copyrights, trademarks and technology applications is important to our business, the loss or unavailability of one or more of these items would not be expected, at the present time, to have a material adverse effect on our business.

Employees

At December 31, 2016, we employed 2,315 full-time equivalent employees. None of our employees was represented by any union or similar group. We have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our employee relations are good.

Executive Officers of the Registrant

The following is a list of our executive officers.

George Gleason, age 63, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Dan Thomas, age 54, Vice Chairman of the Company and Bank, President of the Bank’s RESG and Chief Lending Officer.  Mr. Thomas has served as Vice Chairman since 2013, President of RESG since 2005 and was appointed as the Chief Lending Officer of the Bank in 2012. Mr. Thomas joined the Company in 2003 and served as Executive Vice President from 2003 to 2005. Prior to joining the Company, Mr. Thomas held various positions with privately-held commercial real estate management and development firms, with an international accounting and consulting firm, and with an international law firm, in which he focused primarily on real estate services, management, investing, and strategic structuring. Mr. Thomas is a C.P.A. and is a licensed attorney (Arkansas and

Texas). He holds a B.S.B.A. from the University of Arkansas, an M.B.A. from the University of North Texas, a J.D. from the University of Arkansas at Little Rock, and an LL.M. (taxation) from Southern Methodist University.

Greg McKinney, age 48, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer in 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as a senior audit manager. Mr. McKinney is a C.P.A. (inactive) and holds a B.S. in Accounting from Louisiana Tech University.

Tyler Vance, age 42, Chief Operating Officer and Chief Banking Officer. Prior to assuming the Chief Operating Officer role in 2013, Mr. Vance served as Chief Banking Officer since 2011. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009 and Executive Vice President of Retail Banking from 2009 to 2011.  From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. (inactive) and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 63, Chief Credit Officer and Chairman of the Directors’ Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Directors’ Loan Committee in 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Directors’ Loan Committee since 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

John Carter, age 36, Director of Community Banking and Chairman of the Officers’ Loan Committee. Prior to assuming the title of Director of Community Banking in February 2015, Mr. Carter served as the Deputy Director of Community Bank Lending from January 2014 to January 2015. Mr. Carter joined the Company in August 2009 and served as a Vice President from 2009 to June 2010, Senior Vice President from June 2010 to June 2011 and the Little Rock Market President from June 2011 to May 2014.  Mr. Carter holds a B.S. in Economics and Finance from Arkansas Tech University and a Master of Business Administration from the University of Arkansas at Little Rock.

Scott Hastings, age 59, President of the Bank’s Leasing and Corporate Loan Specialties Group. Mr. Hastings has been President of the Bank’s Leasing Division since 2003 and President of the combined Leasing and Corporate Loan Specialties Group since July 2015. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas at Little Rock.

Tim Hicks, age 44, Executive Vice President, Chief of Staff.  Mr. Hicks joined the Company in 2009 and served as Senior Vice President, Corporate Finance until assuming the role of Executive Vice President, Corporate Finance in 2012. In September 2016, Mr. Hicks assumed the role of Executive Vice President/Chief of Staff.  From 2006 to 2009, Mr. Hicks served as Director of Investor Relations and Assistant Treasurer of a publicly traded telecommunications company. Prior to 2006, Mr. Hicks held various positions with a big-four public accounting firm, leaving as a senior audit manager. Mr. Hicks is a C.P.A. and holds a B.A. in Business and Economics from Hendrix College.

Gene Holman, age 69, President of the Bank’s Mortgage Division since 2004. Prior to 2004, Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has over 40 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Dennis James, age 66, Executive Vice President/Director of Mergers and Acquisitions.  Mr. James has served as the Director of Mergers and Acquisitions since 2012 and Executive Vice President since July of 2014.  Mr. James practiced public accounting in Arkansas until 1981, when he joined Bank of the Ozarks as its Chief Financial Officer and a member of its Board of Directors.  He served the Bank for four years, resigning in 1984 to pursue other business interests.  He remained focused on the financial industry serving as Vice Chairman and Chief Operating Officer for a nationwide consumer loan servicer.  In 2005, Mr. James rejoined the Bank and moved to the Dallas area to serve as its North Texas Division President, returning to Little Rock in 2012 as he assumed his current role as the Bank’s Director of Mergers and Acquisitions.  Mr. James is a C.P.A. and graduated from the University of Arkansas with honors, receiving a B.S.B.A. degree with a major in accounting.

Jennifer Junker, age 46, Managing Director, Trust and Wealth Management since February 2015.  Prior to joining the Bank, she served as Fiduciary Director and then as Co-Leader of Trust Advisory Services and Trust Director for a national financial services firm from 2011 through December 2014.  From 2006 to 2011 she was in private practice as an attorney concentrating in trust administration and high net worth estate planning.  She also held the position of Senior Counsel for a national financial services firm from 2000 through 2006, and as an associate attorney for two law firms in Florida and Minnesota concentrating on legal issues involving trust and wealth management from 1995 through 2000.  Ms. Junker holds a B.A. in English Literature and Communications from Wake Forest University as well as a J.D. from the University of Florida, College of Law.

Ed Wydock, age 60, Chief Risk Officer since June 2015.  Prior to joining the Bank, Mr. Wydock served as head of Enterprise Risk Management and Chief Risk Officer for Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) in Lititz, Pennsylvania from 2008 through May 2015 and as Chief Audit Executive from 2002 to 2008.  Mr. Wydock has also held various positions in accounting and risk management, most notably with PricewaterhouseCoopers LLP as a Director of Audit and Risk Advisory Services in Baltimore, Maryland and Washington, D.C., serving clients in the financial services industry, and as Chief Audit Executive for CapitalOne Bank in Chevy Chase, Maryland.  Mr. Wydock is a C.P.A. and holds a B.S. degree in Accounting from Bloomsburg University (Pennsylvania).

Brad Rebel, age 51, Chief Audit Executive since January 2017.  Prior to joining the Bank, Mr. Rebel served as Senior Vice President and Managing Director – Audit at SunTrust Banks, Inc. (NYSE: STI) in Atlanta, Georgia from 2010 through January 2017.  Mr. Rebel served as Vice President – Audit at Capital One Financial Corp. in Richmond, Virginia from 2006 to 2009 and as Vice President – Accounting Policy & SEC Reporting from 2009 to 2010.  From 1998 to 2002, Mr. Rebel served as Chief Audit Executive at Farm Credit Services of America and as South Dakota & Iowa Market Place Leader from 2002 to 2006.  From 1989 to 1998, Mr. Rebel held various positions at PricewaterhouseCoopers LLP focusing on mergers and acquisitions, financial statement audits and accounting research in the financial services practice unit.  Mr. Rebel is a C.P.A. (inactive) and holds a B.S. degree in Finance and Accounting from Kansas State University.

Messrs. Gleason, Thomas, Hicks, James, McKinney, Vance, Wydock and Rebel serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of our shareholders. Bank holding companies and banks that fail to conduct their operations in a safe and sound manner or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including civil money penalties and restrictions imposed on their operations. This summary is not intended to be complete and is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations, and in their application by regulatory agencies, may have an adverse effect on our results of operation and financial condition.

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

Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions

Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations.  Implementation of the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things:

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

•

Implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly-traded companies to give shareholders a non-binding advisory vote to approve executive compensation, commonly referred to as a “say-on-pay” vote and an advisory role on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the event of a restatement of its financial statements, commonly referred to as a “clawback” policy.

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

•

Applying the same leverage and risk-based capital requirements to holding companies that apply to insured depository institutions, including the phase out of the Company’s existing and acquired trust preferred securities from qualifying as Tier 1 capital now that our total consolidated assets exceed $15 billion, although such securities will continue to be included in total risk-based capital.

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

As discussed further throughout this section, many aspects of the Dodd-Frank Act continue to be subject to rulemaking and are expected to take effect over several additional years, making it difficult to anticipate the overall financial impact on us or across the industry. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

At December 31, 2016, our total assets were $18.89 billion. As a result, we must comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with these new requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to us and our investors.

Risk Committee. Publicly-traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be chaired by an independent director and include at least one risk management expert with experience in managing risk exposures of large, complex firms. We passed $10 billion in total assets as of the quarter ending March 31, 2016 and, in connection with passing this threshold, we established a risk committee meeting the requirements for publicly traded bank holding companies of our size.

In addition, publicly-traded bank holding companies with $10 billion or more in total consolidated assets are required to have a global risk management framework commensurate with their structure, risk profile, complexity, activities, and size. The risk management framework must include risk management policies and procedures, as well as processes and controls to implement them. We have adopted a compliant risk management framework.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The FRB and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31. The results of each year’s stress tests are publicly disclosed following each banking organization’s submission. A banking organization that crosses the $10 billion total average consolidated assets threshold for four consecutive quarters must conduct its first annual company-run stress test in the calendar year after the year in which it crossed the applicability threshold. As of December 31, 2016, we have now passed the $10 billion total average consolidated assets threshold for four consecutive quarters, and as a result, our first annual stress test will be required for the year ending December 31, 2017 and must be submitted to the appropriate federal regulators by July 31, 2018. Because the Bank’s total assets have also exceeded this $10 billion threshold over the same period, we will be required to conduct stress tests at both the holding company and bank level. The Company’s capital ratios reflected in the stress test calculations will be an important factor considered by our regulators in evaluating the capital adequacy of the Company and the Bank, in evaluating any proposed acquisitions for approval and in determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions, called “swipe fees.” FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. A debit card issuer may recover up to 1 cent of its debit card interchange fee if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.  We have not previously been required to comply with the Durbin Amendment’s limitation on swipe fees due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. Because our total consolidated assets passed the $10 billion threshold in 2016, we will have to comply with the restrictions on swipe fees beginning on July 1, 2017. Losing the exemption from the Durbin Amendment’s requirements is expected to negatively affect the amount of revenue we receive from swipe fees.

Prohibition on Propriety Trading and Certain Fund Relationships. In December 2013, federal financial regulators released final rules implementing Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, which prohibits both bank holding companies and banks from engaging in proprietary trading and from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund. In July 2016, the FRB granted a third one-year extension of the Volcker Rule conformance period to July 21, 2017 for existing investments in and relationships with covered funds (relationships existing prior to December 31, 2013). The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not currently engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on us, our customers or the financial industry more generally cannot currently be determined.

Emergency Economic Stabilization Act.  The U.S. Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators took broad action, beginning in the third quarter of 2008 and continuing to the present time, to strengthen the capital and liquidity positions of financial institutions in the U.S. and to address volatility in the financial markets and the financial services industry. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. In February 2009, the American Recovery and Reinvestment Act of 2009 (“Recovery Act”), more commonly known as the economic stimulus or economic recovery package, became law. The Recovery Act, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the Treasury established a capital purchase program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. Financial institutions participating in the TARP or CPP programs were subject to numerous Recovery Act provisions relating to executive compensation, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the institution’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices.

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

Our issuance of preferred stock to Treasury made us subject to the enforcement and oversight authority of the Office of the Special Inspector General for TARP (“Special Inspector General”). The Special Inspector General retains authority to audit and investigate all aspects of TARP even after the capital we received under the CPP was repaid to Treasury, and we remain subject to requests by the Special Inspector General for documentation pertaining to our compliance with TARP requirements prior to our repayment of the capital received under the CPP.

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

The actions described above, together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It remains unclear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, or any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, we expect that our regulatory compliance costs will continue to increase over time.

Other Federal Legislation and Regulation

Bank Holding Company Act. We are subject to supervision by the FRB under the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA restricts the types of activities in which bank holding companies may engage and imposes a range of supervisory requirements on their activities, including regulatory enforcement actions for violations of laws and policies. The BHCA limits our activities and those of any companies controlled by our bank holding company to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking. These restrictions also apply to any company in which we own 5% or more of the voting securities.

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

Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Since the revised base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the revised assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. Because the Bank has passed the $10 billion total asset threshold, it is now subject to the assessment rate calculations for larger banks, which may result in higher deposit insurance premiums.

The Dodd-Frank Act increased the minimum target DIF ratio to 1.35% of estimated insured deposits. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. Insured institutions with assets of $10 billion or more, including the Company, are required to fund the increase.  The FDIC has established a long-term target for the reserve ratio of 2.0%.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Basel III Capital Adequacy Requirements.  In July 2013, the FDIC and other federal banking regulators revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to adjusted quarterly average assets (as defined).

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital.  Until 2016, the Company’s trust preferred securities were grandfathered under the Basel III Rules and included as tier 1 capital; however, because the Company now exceeds $15 billion in total assets, its trust preferred securities are now included as tier 2 capital, rather than tier 1 capital.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company and Bank made this opt-out election to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its investment securities portfolio.

Total capital includes tier 1 capital and tier 2 capital. Tier 2 capital includes, among other things, the allowable portion of the ALLL and, for the Company, the trust preferred securities and the subordinated notes.

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

Liquidity Coverage Ratio. The Basel III Rules do not address the proposed liquidity coverage ratio (“LCR”) called for by Basel III. In September 2014, the FRB finalized a rule implementing a LCR requirement in the United States for larger banking organizations. Neither the Company nor the Bank are subject to the LCR requirement.

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

Under the consumer privacy provisions mandated by the GLBA, when establishing a customer relationship a financial institution must give the consumer certain privacy-related information, such as when the institution will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of many features of the institution’s disclosure policies at any time. Financial institutions are required to comply with state law if it is more protective of customer privacy than the GLBA.

Cybersecurity. State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision.  Such policy statements indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. Such policy statements also indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains.  Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. Risk Factors” for a further discussion of risks related to cybersecurity.

Community Reinvestment Act.  The CRA requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income individuals and neighborhoods, consistent with the safe and sound operations of the banks. Failure to adequately meet these criteria could impose additional requirements and limitations on us. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Additionally, a bank must make available for public review, certain portions of its most recent CRA examination report conducted by its federal banking regulators.

Executive and Incentive Compensation. The federal banking regulators have adopted guidelines prohibiting excessive compensation as an unsafe and unsound practice. Compensation is considered excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The FRB has issued guidance on incentive compensation intended to ensure that the incentive compensation policies do not undermine safety and soundness by encouraging excessive risk taking. This guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, based on key principles that (i) incentives do not encourage risk-taking beyond the organization’s ability to identify and manage risk, (ii) compensation arrangements are compatible with effective internal controls and risk management, and (iii) compensation arrangements are supported by strong corporate governance, including active and effective board oversight. Deficiencies in compensation practices may affect supervisory ratings and enforcement actions may be taken if incentive compensation arrangements pose a risk to safety and soundness.

Anti-Money Laundering and the Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations of financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. The Patriot Act also amended the BHCA and Section 18(c) of the Federal Deposit Insurance Act (commonly referred to as the “Bank Merger Act”) to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s AML program when reviewing an application to expand operations. In May 2016, the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs no later than May 11, 2018, to include risk-based procedures for conducting ongoing customer due diligence.

FinCEN and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, economic and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties in amounts up to $1 million for each day’s violation against companies or individuals who violate the BHCA or related regulations. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties. Because the Company’s total assets exceed $10 billion, the CFPB has direct supervision and enforcement authority over us, including the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation.

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

Examination. The FRB may examine the Company and any or all of its subsidiaries. To assess compliance with the designated consumer financial protection laws, the Dodd-Frank Act gives the CFPB the authority to include its examiners, on a sampling basis, in examinations performed by primary federal regulators such as the FRB. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each agency will accept the other’s examination reports in certain cases. Our bank subsidiary generally undergoes FDIC and state examinations on a joint basis.

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

•

the Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and

•

the Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the TILA, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

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

Restrictions on Bank Subsidiary

Lending Limits. The lending and investment authority of our subsidiary bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.  Under Arkansas law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital base. See also Note 19 of the Consolidated Financial Statements under “Item 8. Financial Statements and Supplemental Data” of this Annual Report on Form 10-K for a discussion of lending limits.

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

Payment of Dividends.  Dividends from the Bank make up the principal source of income to the Company. Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the Bank to pay dividends to the Company without the prior approval of such agencies.  FDIC regulations prevent insured state banks from paying any dividends from capital and allow the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that our bank subsidiary can pay our bank holding company to 75% of its net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

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

Future Regulation of Bank Holding Companies and Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the DIF and further modification of the coverage limit on deposits. During 2017, numerous regulatory agencies are expected to continue promulgating rules and regulations to implement the Dodd-Frank Act. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any actions taken to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. The scope, timing and implementation of regulatory and statutory changes, including as a result of the recent U.S. presidential and congressional elections, are uncertain and could have an adverse effect on our business, financial condition or results of operation.

Available Information

We file annual, periodic and current reports, proxy statements and other information with the SEC.  All of our filings with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC.  The website address of the SEC is http://www.sec.gov.  In addition, we make available, free of charge, through the Investor Relations section of our Internet website at www.bankozarks.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website, http://www.bankozarks.com, on the Investor Relations page under Corporate Information-Governance Documents. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are our Corporate Governance Principles, Board committee charters and other corporate governance related policies.

Information contained on or accessible through our website or any other website referenced in this report is not part of this report. References to websites in this report are intended to be inactive textual references only.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, Bank of the Ozarks, Inc., P.O. Box 8811, Little Rock, Arkansas 72231 or by calling (501) 978-2265.

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

Because we are a bank holding company, our profitability is directly attributable to the success of our bank subsidiary. Our banking activities compete with other banking institutions on the basis of products, service, convenience and price, among others. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of our bank subsidiary and dividends received from our bank subsidiary for payment of our operating expenses, satisfaction of our obligations and payment of dividends on shares of our common stock. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general, and other factors.

We depend on key personnel for our success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing our business. We do not have employment contracts with our executive officers or, except in limited cases pursuant to acquisitions, key personnel. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing or new legislation and regulations regarding incentive compensation that is affecting or may affect the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion, acquisition and business strategies.

Our operations are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. Our business is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond our control. An increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan and lease offering rates, replace loan and lease maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

We rely primarily on an earnings simulation model to analyze our interest rate risk and our sensitivity to interest rate changes.  This earnings simulation model projects a baseline net interest income and estimated changes to such baseline from changes in interest rates and incorporates a number of assumptions, including, among others, (i) the expected exercise of call features on various assets and liabilities, (ii) the expected rates at which rate sensitive assets and rate sensitive liabilities will reprice, (iii) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (iv) the expected relative movements in different interest rate indices which are used as the basis for pricing or repricing various assets and liabilities, (v) existing and expected contractual ceiling or floor rates on various assets and liabilities, (vi) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (vii) the timing and amount of cash flows expected to be received on purchased loans, (viii) the need for additional capital to support continued growth, and (ix) other relevant factors.  These assumptions and inputs into our interest simulation model are difficult to predict.  Should these assumptions prove to be inaccurate, our interest simulation model results may not accurately project our interest rate risk and our sensitivity to interest rate changes.  As a result, we may incur increased or unexpected losses due to changes in interest rates which could materially and adversely affect our net interest income, our net interest margin and our results of operations.

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

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties, any of which may contain hazardous or toxic substances.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by 1-4 family residential properties and (b) certain loans where the real estate collateral is second lien collateral or (ii) prior to the completion of any acquisition of retail banking facilities, real property for future development of retail banking facilities or any other real property, including any real property to be acquired in a merger and acquisition transaction. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

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

We make and hold a significant number of construction/land development and non-farm/non-residential real estate loans in our loan and lease portfolio.

Our loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans.  Our real estate loans comprised 83.0% of our total loans and leases at December 31, 2016.  In addition, our construction/land development and non-farm/non-residential loans, which are subsets of our real estate loans, comprised 36.4% and 32.0%, respectively, of our total loan and lease portfolio at December 31, 2016. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including, among others, risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale, lease or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to adequately monitor the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.  We believe we have established appropriate underwriting procedures for our real estate loans, including construction/land development and non-farm/non-residential loans, and have established appropriate allowances for loan and lease losses to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to our allowance for loan and lease losses, which could have an adverse effect on our financial position and results of operations.

We could experience deficiencies in our allowance for loan and lease losses.

We maintain an allowance for loan and lease losses, established through a provision for loan and lease losses charged to expense, that represents our best estimate of probable losses inherent in our existing loan and lease portfolio. Although we believe that we maintain our allowance for loan and lease losses at a level adequate to absorb losses in our loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Our experience in the banking industry indicates that some portion of our loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond our control. Accordingly, we may be required to make significant and unanticipated increases in our allowance for loan and lease losses during future periods which could materially affect our financial position and results of operations. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review our allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any increase in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on our financial condition, results of operations and liquidity. See also Recently Issued Accounting Pronouncements included in Note 1 of the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of proposed changes to how entities measure and recognize credit impairment, including the effect on the allowance for loan and lease losses.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Our Investment Committee, which reports to the board of directors, has primary responsibility for oversight of investment portfolio functions.  Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of several securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial position, results of operations and liquidity.

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

We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future.

We had $581 million in general, hybrid and separate account BOLI contracts at December 31, 2016. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio, and to the insurance carrier provider credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations and financial condition.

Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes we use to estimate probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools.  These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation Any such failure in our analytical or forecasting models and tools could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs. The ALCO Committee (“ALCO”), which reports to the board of directors, has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk)

position and capital.  Our Investment Committee, which reports to the board of directors, has primary responsibility for oversight of our investment portfolio functions.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk.  Generally we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Dallas (“FHLB”) advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding.  Our board of directors has established policies and procedures with respect to the use of brokered deposits.  Such policies and procedures require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total deposits and (ii) our ALCO monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total liabilities.  ALCO has typically approved the use of brokered deposits when such deposits are (i) from respected and stable funding sources and (ii) less costly to us than the marginal cost of additional deposits generated from our branch network.  At December 31, 2016 we had $1.99 billion in brokered deposits.  In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable.  Additionally, should our bank subsidiary no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable.  The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

We may need to raise additional capital in the future to continue to grow, but that capital may not be available when needed.

Federal and state bank regulators require us, and our bank subsidiary, to maintain adequate levels of capital to support operations. At December 31, 2016, our bank holding company and our bank subsidiary regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets (through currently operating offices, opening additional offices and making additional acquisitions) and to expand into new markets as appropriate opportunities arise.  Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. If our capital ratios were to fall below “well-capitalized” levels, the FDIC insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level.  Additionally, should our capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to us until such time as capital is restored and maintained at a “well-capitalized” level.  A higher assessment rate resulting in an increase in FDIC insurance premiums, increased cost of funding or loss of funding sources could have an adverse effect on our financial condition, results of operations and liquidity.

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

We and/or the holders of certain classes of our securities could be adversely affected by unfavorable ratings from rating agencies.

The ratings agencies regularly evaluate us and the Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not receive adverse changes in our ratings in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of the credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

We may be adversely affected by risks associated with completed or any potential future acquisition.

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

•	using inaccurate estimates, assumptions and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	the risk that the acquired business will not perform to our expectations;
•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;
•	the risk of key vendors not fulfilling our expectations or not accurately converting data;
•	entering geographic and product markets in which we have limited or no direct prior experience;
•	the potential loss of key employees, vendors, customers and deposits of the acquired business;
•	the potential for liabilities, claims and/or other contingencies arising out of the acquired business, and
•	the risk of not receiving required regulatory approvals or such approvals being restrictively conditional.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting reserve or allowance, exposure to unexpected asset quality problems that require write downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and diluted earnings per common share may occur in connection with any future acquisition. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition and results of operations.

We must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and AML and BSA compliance records of all institutions involved. The process for obtaining required regulatory approvals has become increasingly more difficult which could affect our acquisition strategy. We may fail to pursue, evaluate or complete strategic acquisition opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

In addition, we face significant competition from numerous other financial services institutions, some of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

If our goodwill becomes impaired, we could be required to record impairment charges.

Goodwill represents the amount by which the acquisition cost exceeds the fair value of net assets we acquire in an acquisition.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value might be impaired.  At December 31, 2016 our goodwill totaled $660 million.  While our previous evaluations of goodwill have not resulted in any impairment charges or write downs of our goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which may have a material adverse effect on our financial condition and results of operations.

The value of our deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased.

There have been recent discussions by the executive branch of the national administration regarding potentially decreasing the U.S. corporate tax rate. While we may benefit in some respects from any decreases in corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of our net deferred tax asset, which totaled $104 million at December 31, 2016, and could negatively affect our financial condition and results of operations.

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

Competition in many of our banking markets is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, leasing companies, money market mutual funds, asset-based non-bank lenders and other financial institutions and intermediaries, as well as non-financial institutions offering payroll, debit card and other services. Some of these competitors have an advantage over us through greater financial resources, lending limits and larger distribution networks, and may be able to offer a broader range of products and services. Other competitors, many of which are smaller, are privately-held and thus benefit from greater flexibility than we have in adopting or modifying growth or operational strategies. If we fail to compete effectively for deposits, loans, leases and other banking customers in our markets, we could lose substantial market share, suffer a slower growth rate or no growth and our financial condition, results of operations and liquidity could be adversely affected.

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

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or financial health could damage our reputation, leading to difficulties in originating and retaining loans, leases and deposits. Adverse developments or other external perceptions regarding the practices of competitors, or the industry as a whole, may also adversely impact our reputation. In addition, adverse reputational effects on third parties with whom we have important relationships may also adversely affect our reputation. Adverse effects on our reputation, or the reputation of the industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products and services we offer. Adverse reputational effects or events may also increase litigation risk. Any of these factors could have an adverse effect on our ability to achieve our business objectives, financial conditions, results of operations or liquidity.

We may be subject to claims and litigation pertaining to fiduciary responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of our bank subsidiary’s Trust and Wealth Management Division. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market reputation or our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability, including our ability to fully deploy and leverage the technology applications under development from our OZRK Labs group which we acquired in our C1 transaction, to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could impair our ability to retain or acquire new business and could have an adverse effect on our business, financial position, results of operations and liquidity.

We may not be able to protect our intellectual property, and we are subject to claims of third-party intellectual property rights.

We utilize, to varying degrees in our business, certain patents, copyrights, trademarks, trade secret laws and confidentiality provisions to establish and protect our proprietary rights, including those created by our OZRK Labs group.  If we are unable to protect our intellectual property and proprietary technology, including any technology applications developed by our OZRK Labs group, our competitors may be able to duplicate our technology and products. To the extent that we do not effectively protect our proprietary intellectual property through patents or other means, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others’ advantage. In addition, we may unintentionally infringe on claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities, including our OZRK Labs technology applications, in all of the market areas in which we operate or market our products and services. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. Such acquisitions, however, are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we may have anticipated.  Any inability to protect our intellectual property or any claims of third-party intellectual property rights may negatively affect our business, which, in turn, could have an adverse effect on our financial condition or results of operations.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or technology infringe or otherwise violate their intellectual property or proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could bring an infringement claim against us with respect to our products, services or technology. We may also be subject to third-party infringement, misappropriation, breach or other claims with respect to copyright, trademark, license usage or other intellectual property rights. In addition, in recent years, individuals and groups, including patent holding companies, have been purchasing intellectual property assets in order to make claims of infringement and attempt to extract settlements from companies in the banking and financial services industry. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities including damage awards, result in an injunction prohibiting us from marketing or selling certain of our services, require us to redesign affected products or services, or require us to seek licenses and pay royalties which may only be available on unfavorable terms, if at all, any of which could harm our business and results of operations.

We are involved in legal proceedings and may be the subject of additional litigation and/or investigations in the future.

The nature of our business ordinarily results in a certain amount of litigation and investigations by government agencies having oversight over our business.  Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes and endeavored to provide reasonable insurance coverage, litigation, government investigations and regulatory actions present an ongoing risk.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance may not cover all litigation, other proceedings or claims, or the costs of defense. Future developments could result in an unfavorable outcome for any existing or new lawsuits or investigations in which we are, or may become, involved, which may have a material adverse effect on our business or our results of operations. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K for more information regarding pending legal proceedings and any government investigations.

We are subject to a variety of systems failure and cyber security risks that could adversely affect our business and financial performance.

Our internal operations are subject to certain risks, including, but not limited to, information systems failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts, data piracy or natural disasters.  We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks.  However, should an event occur that is not prevented or detected by our internal controls, and is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.  Any damage or failure of our information systems and technology infrastructure that causes an interruption in service could also have an adverse effect on our business and our reputation, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In addition, our operations are dependent upon our ability to protect the information systems and technology infrastructure against damage from physical and cyber security breaches and other disruptions caused by internal and external forces. Cyber security incidents and other disruptions could jeopardize the security of information stored in and transmitted through our information systems and networks, which may result in significant liability and reputation risk, and may deter potential customers.  We proactively monitor our network and deploy appropriate security personnel, processes and technologies to identify, protect, detect, respond, and recover from damage or unauthorized access to our information systems and network.  However, there can be no assurance that these security measures or operational procedures will be completely successful against every threat, every time. New developments or advances in computer capabilities or new discoveries in the field of cryptography could enable malicious threat actors to circumvent the security measures we use to protect our data and our customers’ data. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Additionally, our risk and exposure to cyber threats and other information security breaches is heightened due to the prevalence of Internet and mobile banking delivery channels for products and services.  Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers, including the Company, to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions and is applicable to financial institutions whose total assets exceed $10 billion.  We estimate that had we been subject to the Durbin Amendment during 2016, our interchange fee revenue would have been reduced by approximately $7.4 million. Effective July 1, 2017, we will be subject to the Durbin Amendment and, as a result, our interchange fee income will be reduced beginning in the third quarter of 2017 and thereafter.

Recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our non-interest income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties, fines or fees and/or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other recently enacted statutes and regulations, including the Dodd-Frank Act and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of maintaining our internal controls.

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

To address turbulence in the U.S. economy and the banking and financial markets, the U.S. government has enacted a series of laws, regulations, guidelines and programs, many of which are discussed under the section “Item 1. Business-Supervision and Regulation” in this Annual Report on Form 10-K. The changes resulting from the Dodd-Frank Act may affect the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential effect of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	an increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies;
•	the limitation on our ability to raise qualifying regulatory capital through the use of trust preferred securities as these securities are no longer included in Tier 1 capital; and
•	the limitations on our ability to offer certain consumer products and services due to anticipated stricter consumer protection laws and regulations.

Examples of provisions include, but are not limited to:

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

Further, we have been and will continue to invest significant management attention and resources to evaluate and make changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act as a result of our total assets exceeding $10 billion. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rulemaking and examination authority, and primary enforcement authority for most federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations will likely increase our cost of operations. Failure to comply with these new requirements, among others, may negatively affect our results of operations and financial condition.

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

We are subject to heightened regulatory requirements as a result of our total assets exceeding $10 billion.

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the FRB’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might affect our business.  Compliance with these requirements will necessitate that we hire additional compliance or other personnel, design and implement additional internal controls and risk management processes and incur other significant expenses, all of which could have a material adverse effect on our results of operations.

Unfavorable results from future stress tests may adversely affect our ability to retain customers or require us to raise capital.

Pursuant to the requirements of the Dodd Frank Act, we will be required to submit our first annual stress test results to appropriate federal regulators by July 31, 2018.  This stress test uses three economic and financial scenarios generated by the FRB, including a baseline, adverse and severely adverse scenarios.  A summary of the results of certain aspects of our stress test will be released publicly.  We will also be required to disclose publicly a summary of the Company and Bank stress test results under the severely adverse scenario.  We cannot predict whether our results will be satisfactory or we will remain well-capitalized under all these stress test scenarios.  Should our results be unsatisfactory or we are no longer well-capitalized under any of the scenarios, we may experience difficulty in retaining existing customers or otherwise growing our business which could adversely affect our business, financial condition, results of operations and liquidity.  Additionally, our regulators could require us to raise additional capital, impose restrictions on us or take other action based on the stress test results.  Such restrictions or actions could negatively affect our business operations and strategies and have a material adverse effect on our financial condition, results of operations and liquidity.  Any requirement to raise additional capital may be difficult depending on market conditions then existing and may be dilutive to existing shareholders.

Consumers may decide not to use community banks to complete their financial transactions.

Technology and other changes are allowing parties to complete, through alternative methods and delivery channels, financial transactions that historically have involved community banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through online or mobile banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.

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

Our shareholders are only entitled to receive dividends on our common stock as our board of directors may declare out of funds legally available for such payments. Although we have historically declared such dividends, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Arkansas law, by our federal regulator, and by certain covenants contained in the indentures governing our trust preferred securities, our subordinated debentures and our subordinated notes.

Our principal business operations are conducted through our bank subsidiary.  Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions.  Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future.  See Note 19 of the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of dividend restrictions.

Certain state and/or federal laws may deter potential acquirers and may depress our stock price.

Certain provisions of federal and state laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Under certain federal and state laws, a person, entity, or group must give notice to applicable regulatory authorities before acquiring a significant amount, as defined by such laws, of the outstanding voting stock of a bank holding company, including shares of our common stock. Regulatory authorities review a potential acquisition to determine if it will result in a change of control. The applicable regulatory authorities will then act on the notice, taking into account the resources of the potential acquirer, the potential antitrust effects of the proposed acquisition and numerous other factors. As a result, these statutory provisions may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders.

The holders of our subordinated debentures and subordinated notes have rights that are senior to those of our common shareholders and any future debt or preferred equity securities we may offer may adversely affect the market price of our common stock.

At December 31, 2016, we had an aggregate of $118 million of floating rate subordinated debentures and related trust preferred securities outstanding. We guarantee payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of our common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on shares of our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures would receive a distribution from our available assets before any distributions could be made to the holders of common stock. We have the right to defer distributions on our subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

At December 31, 2016, we had an aggregate principal amount of $225 million of subordinated notes which are senior to shares of our common stock.  In the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes would receive a distribution from our available assets before any distribution could be made to the holders of common stock.

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

Although shares of our common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock may be less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.

Future issuances of additional equity securities could result in dilution of existing shareholders’ equity ownership.

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

Issuing additional shares of our common stock to acquire other banks and/or bank holding companies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks, bank holding companies, and/or other businesses related to the financial services industry. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

Our common stock is not an insured deposit.

Shares of our common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in shares of our common stock is inherently risky for the reasons described in this “Risk Factors” section of this Annual Report on Form 10-K, and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive office is located at 17901 Chenal Parkway in Little Rock, Arkansas.  At December 31, 2016, we conducted banking operations in 250 offices in nine states.  Such banking offices include both owned and leased facilities.

The following table sets forth specific information about our facilities, by state, at December 31, 2016.

	Banking Facility
State	Owned		Leased		Total
Arkansas	75	(1)	8	(2)	83
Georgia	59		9	(3)	68
Florida	30		14		44
North Carolina	22		2		24
Texas	17		5	(4)	22
Alabama	3		—		3
South Carolina	2		—		2
New York	—		2	(5)	2
California	—		2	(6)	2
Total	208		42		250

(1)	Includes our principal executive office in Little Rock.
(2)	Includes a loan production office in Little Rock.
(3)	Includes a loan production office in Atlanta.
(4)	Includes loan production offices in Austin and Houston.
(5)	Includes a loan production office in New York City. This loan production office was closed in January 2017 and consolidated with our existing retail banking office.
(6)	Includes loan production offices in Los Angeles and San Francisco.

Item 3.	LEGAL PROCEEDINGS

On December 19, 2011, the Company and Bank were named as defendants in a purported class action lawsuit filed in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks. On December 20, 2012, the Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks. Subsequently, counsel for the plaintiffs in the Walker case and counsel for the plaintiff in the Muzingo case have reached an agreement whereby Ms. Muzingo is now considered a member of the class in the Walker case.  The complaint challenges the manner in which overdraft fees were charged and the policies related to the posting order of payments.  In addition, the complaint alleges violations of the Arkansas Deceptive Trade Practices Act.  The complaint seeks to have the case certified by the court as a class action for all Bank account holders located in the State of Arkansas similarly situated, and seeks (1) a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, (2) restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaint, (3) disgorgement of profits as a result of the alleged wrongful actions, (4) unspecified compensatory and statutory or punitive damages, and (5) pre-judgment interest, costs, and plaintiffs’ attorneys’ fees.  The Company and the Bank filed a motion to dismiss and to compel arbitration pursuant to the terms of the consumer deposit account agreement, which was denied by the trial court.  The Company and the Bank appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis.  The Arkansas Supreme Court recently affirmed the trial courts’ decision to deny the Company and Bank’s motion to compel arbitration, finding that there was no mutual agreement or obligation to arbitrate under the terms of the subject deposit account agreement.  The Company and Bank filed a Petition for Writ of Certiorari with the Supreme Court of the United States requesting that the Supreme Court of the United States review the Arkansas Supreme Court’s decision, but that request was denied.  The parties are now engaged in pre-trial discovery and have agreed to participate in non-binding mediation regarding the plaintiff’s claims.

Although there are significant uncertainties in any purported class action litigation, the Company and the Bank believe that the Plaintiffs’ claims are subject to meritorious defenses and intend to defend against these claims.

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and at December 31, 2016, the Company had approximately 1,339 holders of record. At December 30, 2016 the closing price of our common stock was $52.59 per share.  The following table sets forth for each quarter of 2016 and 2015, the high and low sales price of our common stock and the cash dividends declared per share.

	Year Ended December 31,
	2016			2015
	High	Low	Cash Dividend	High	Low	Cash Dividend
First quarter	$49.46	$35.87	$0.150	$38.22	$32.35	$0.130
Second quarter	45.34	33.66	0.155	48.68	36.31	0.135
Third quarter	40.99	33.51	0.160	46.90	37.96	0.140
Fourth quarter	54.92	35.36	0.165	54.96	41.71	0.145
			$0.630			$0.550

Our principal business operations are conducted through our bank subsidiary. Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future. See Note 19 of the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of dividend restrictions.  Additionally, our ability to pay dividends may be restricted by certain covenants in the indentures governing our trust preferred securities, our subordinated debentures and our subordinated notes.

The graph below shows a comparison for the period commencing December 31, 2011 through December 31, 2016 of the cumulative total stockholder returns (assuming reinvestment of dividends) for our common stock, the S&P Midcap 400 Index and the NASDAQ Financial Index, assuming a $100 investment on December 31, 2011.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
OZRK (Bank of the Ozarks, Inc.)	$100	$115	$196	$266	$351	$378
MID (S&P Midcap 400 Index)	$100	$118	$157	$172	$168	$203
NDF (NASDAQ Financial Index)	$100	$118	$167	$175	$186	$234

There were no sales of unregistered securities during the period covered by this report that have not been previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

During the fourth quarter of 2016, we repurchased shares of our common stock in connection with equity incentive plan awards, as indicated in the following table.

	Total Number of Shares Repurchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—		—	—	—
November 1, 2016 to November 30, 2016	91,314	(1)	$36.1875	—	—
December 1, 2016 to December 31, 2016	—		—	—	—
Total	91,314		$36.1875	—	—

(1)

202,600 shares of our common stock issued to certain of our senior officers under our Amended and Restated Restricted Stock and Incentive Plan vested on November 4, 2016 and were no longer subject to the vesting restriction or substantial risk of forfeiture. We withheld 91,314 of such shares to satisfy federal and state tax withholding requirements related to the vesting of these shares.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited financial statements as of and for each of the five years ended December 31, 2016 and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$662,555	$409,719	$291,449	$212,153	$195,946
Interest expense	61,050	27,568	20,955	18,634	21,600
Net interest income	601,505	382,151	270,494	193,519	174,346
Provision for loan and lease losses	23,792	19,415	16,915	12,075	11,745
Non-interest income	102,399	105,015	84,883	76,039	62,860
Non-interest expense	255,754	190,982	166,015	126,069	114,462
Net income available to common stockholders	269,979	182,253	118,606	91,237	77,044
Common share and per common share data:
Earnings – diluted	$2.58	$2.09	$1.52	$1.26	$1.10
Book value	23.02	16.16	11.37	8.53	7.18
Tangible book value(1)	17.08	14.48	10.04	8.27	7.03
Dividends	0.63	0.55	0.47	0.36	0.25
Weighted-average diluted shares outstanding (thousands)	104,700	87,348	78,060	72,702	69,776
End of period shares outstanding (thousands)	121,268	90,612	79,924	73,712	70,544
Balance sheet data at period end:
Total assets	$18,890,142	$9,879,459	$6,766,499	$4,791,170	$4,040,207
Non-purchased loans and leases	9,605,093	6,528,634	3,979,870	2,632,565	2,115,834
Purchased loans	4,958,022	1,806,037	1,147,947	724,514	637,773
Allowance for loan and lease losses	76,541	60,854	52,918	42,945	38,738
Federal Deposit Insurance Corporation loss share receivable	—	—	—	71,854	152,198
Foreclosed assets	43,702	22,870	37,775	49,811	66,875
Investment securities	1,471,612	602,348	839,321	669,384	494,266
Goodwill and other intangible assets	720,950	152,340	105,576	19,158	11,827
Deposits	15,574,878	7,971,468	5,496,382	3,717,027	3,101,055
Repurchase agreements with customers	65,110	65,800	65,578	53,103	29,550
Other borrowings	41,903	204,540	190,855	280,895	280,763
Subordinated notes	222,516	—	—	—	—
Subordinated debentures	118,242	117,685	64,950	64,950	64,950
Total common stockholders’ equity	2,791,607	1,464,631	908,390	629,060	507,664
Loan and lease, including purchased loans, to deposit ratio	93.50%	104.56%	93.29%	90.32%	88.80%
Average balance sheet data:
Total average assets	$14,270,078	$8,621,334	$5,913,807	$4,270,052	$3,779,831
Total average common stockholders’ equity	2,068,328	1,217,475	786,430	560,351	458,595
Average common equity to average assets	14.49%	14.12%	13.30%	13.12%	12.13%
Performance ratios:
Return on average assets	1.89%	2.11%	2.01%	2.14%	2.04%
Return on average common stockholders’ equity	13.05	14.97	15.08	16.28	16.80
Return on average tangible common stockholders' equity(1)	16.25	17.02	16.63	16.73	17.22
Net interest margin – FTE	4.92	5.19	5.52	5.63	5.91
Efficiency ratio	35.84	38.45	45.35	45.32	46.58
Common stock dividend payout ratio	23.03	25.83	30.46	28.22	22.44
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases(2)	0.06%	0.18%	0.12%	0.14%	0.30%
Net charge-offs to total average loans and leases	0.07	0.17	0.16	0.26	0.46
Nonperforming loans and leases to total loans and leases(3)	0.15	0.20	0.53	0.33	0.43
Nonperforming assets to total assets(3)	0.31	0.37	0.87	1.22	1.88
Allowance for loan and lease losses as a percentage of:
Non-purchased loans and leases(3)	0.78%	0.91%	1.33%	1.63%	1.83%
Nonperforming loans and leases(3)	521%	452%	251%	492%	425%
Capital ratios:
Tier 1 leverage	11.99%	14.96%	12.92%	14.19%	14.40%
Common equity tier 1	9.99	10.79	N/A	N/A	N/A
Tier 1 risk-based capital	9.99	11.62	11.74	16.15	18.11
Total risk-based capital	11.99	12.12	12.47	17.18	19.36

(1)

The calculations of tangible book value per common share and return on average tangible common stockholders’ equity and the reconciliations to U.S. generally accepted accounting principles are included “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Capital Resources and Liquidity” of this Annual Report on Form 10-K.

(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
N/A	Ratio not applicable for year indicated.

Selected Quarterly Financial Data

The following tables are summaries of quarterly results of operations for the periods indicated and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2016 – Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share amounts)
Interest income	$121,741	$130,929	$194,357	$215,529
Interest expense	(9,224)	(11,891)	(19,207)	(20,729)
Net interest income	112,517	119,038	175,150	194,800
Provision for loan and lease losses	(2,017)	(4,834)	(7,086)	(9,855)
Non-interest income	19,865	22,733	29,231	30,571
Non-interest expense	(47,686)	(50,928)	(78,781)	(78,358)
Income taxes	(30,984)	(31,514)	(42,470)	(49,312)
Noncontrolling interest	(7)	(21)	(14)	(59)
Net income available to common stockholders	$51,688	$54,474	$76,030	$87,787
Basic earnings per common share	$0.57	$0.60	$0.66	$0.72
Diluted earnings per common share	$0.57	$0.60	$0.66	$0.72

	2015 – Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share amounts)
Interest income	$91,455	$100,103	$103,484	$114,677
Interest expense	(5,966)	(6,347)	(7,097)	(8,158)
Net interest income	85,489	93,756	96,387	106,519
Provision for loan and lease losses	(6,315)	(4,308)	(3,581)	(5,211)
Non-interest income	29,067	23,270	22,138	30,540
Non-interest expense	(50,184)	(43,724)	(45,428)	(51,646)
Income taxes	(18,139)	(24,190)	(23,385)	(28,741)
Noncontrolling interest	(24)	(28)	(3)	(6)
Net income available to common stockholders	$39,894	$44,776	$46,128	$51,455
Basic earnings per common share	$0.48	$0.52	$0.53	$0.58
Diluted earnings per common share	$0.47	$0.51	$0.52	$0.57

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of our financial condition at December 31, 2016 and 2015 and our results of operations for each of the years in the three-year period ended December 31, 2016. The purpose of this management’s discussion and analysis of financial condition and results of operations (“MD&A”) is to focus on information about our financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Statements” in Part I as well as the risks discussed under “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Bank of the Ozarks, Inc. (“Company”) is a bank holding company whose primary business is commercial banking conducted through our wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company operates in only one segment – community banking.  Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings, subordinated debentures and subordinated notes. We also generate non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other income from purchased loans and gains and losses on investment securities and from sales of other assets.

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

Provisions to and adequacy of the ALLL. The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases deemed to be uncollectible are charged against the ALLL when we believe that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

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

Our internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans (including consumer construction loans on 1-4 family properties), consumer loans, indirect loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of our internal loan review process. These risk elements considered in our determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value (“LTV”) ratio, the age, condition, value, nature, quality and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost (“LTC”) and LTV ratios (with significant emphasis placed on the LTC and LTV ratios for many of our construction and land development loans); (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry, the age, condition, value, nature, quality and marketability of collateral and, for certain loans, the marketability of such loans in any secondary market; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature, quality and marketability of collateral. In addition, for each category we consider secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans are assigned an allowance allocation percentage based on past due status. For indirect loans, each individual loan is assigned a risk level based on the borrower’s individual credit score.  Each risk level is assigned a probability of default (“PD”) and an expected loss given default (“LGD”) based on the underlying collateral securing the loan.  Both the PD and the LGD factors are based on composite third-party information for similar loans and borrowers that have previously defaulted and the resulting loss from such default.

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

At December 31, 2016 and 2015, we had established an ALLL totaling $1.6 million and $1.2 million, respectively, for our purchased loan portfolio.  Such ALLL was based on our historical charge-off analysis of the purchased loan portfolio and reflects our estimate of probable incurred losses in the purchased loan portfolio that had not previously been charged off or had not otherwise been considered in establishing our Day 1 Fair Values.

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

We may also include specific ALLL allocations for qualitative factors.

Changes in the criteria used in this evaluation or the availability of new information could cause our ALLL to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to our ALLL based on their judgment and estimates.

Fair value of the investment securities portfolio. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. At December 31, 2016 and 2015, we classified all of our investment securities as available for sale (“AFS”).

Investment securities AFS are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). We utilize independent third parties as our principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, we receive estimates of fair values from at least two independent pricing sources for the majority of our individual securities within our investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates we receive for our investment securities are reviewed on a quarterly basis.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly for other-than-temporary impairment. Factors considered during such review include, among other things, the nature and cause of the unrealized loss, the length of time and extent that fair value has been less than cost and the credit quality, financial condition and near term prospects of the issuer. We also assess whether we have the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

The fair values of our investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly affect our financial condition, results of operations and liquidity.

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

At the time of acquisition of purchased loans, we individually evaluate a substantial portion of loans acquired in the transaction. For those purchased loans without evidence of credit deterioration at the date of acquisition, fair value is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows.  For loans individually evaluated, a grade is assigned to each loan at the date of acquisition based on our internal grading system for purchased loans. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the assigned rating of the acquired institution’s risk rating adjusted for any estimated differences between our rating methodology and the acquired bank’s rating methodology. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to us that provides material insight regarding the loan’s performance, the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that we will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not individually considered in the determination of the required ALLL. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased loans without evidence of credit deterioration at the date of acquisition, we include (i) no carryover of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted or amortized into or earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration at the date of acquisition are individually evaluated to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased loans with evidence of credit deterioration, we consider a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value and quality of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration at the date of acquisition, we calculate a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with our determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

We separately monitor purchased loans with evidence of credit deterioration on the date of acquisition and periodically review such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration at the date of acquisition, on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding our performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, we continue to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

				% Change
	December 31,			2016 from	2015 from
	2016	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Total assets	$18,890,142	$9,879,459	$6,766,499	91.2%	46.0%
Investment securities AFS	1,471,612	602,348	839,321	144.3	(28.2)
Non-purchased loans and leases	9,605,093	6,528,634	3,979,870	47.1	64.0
Purchased loans	4,958,022	1,806,037	1,147,947	174.5	57.3
Deposits	15,574,878	7,971,468	5,496,382	95.4	45.0
Common stockholders’ equity	2,791,607	1,464,631	908,390	90.6	61.2
Net income available to common stockholders	269,979	182,253	118,606	48.1	53.7
Diluted earnings per common share	2.58	2.09	1.52	23.4	37.5
Book value per common share	23.02	16.16	11.37	42.5	42.1
Tangible book value per common share(1)	17.08	14.48	10.04	18.0	44.2

(1)	The calculation of our tangible book value per common share and the reconciliation to GAAP is included under the section “Capital Resources and Liquidity” in this MD&A.

Highlights of 2016 include the following:

•	Growth in non-purchased loans and leases of 47.1% to $9.61 billion at December 31, 2016;
•	Growth in purchased loans of 174.5% to $4.96 billion at December 31, 2016;
•	Growth in total assets of 91.2% to $18.89 billion at December 31, 2016;
•	Growth in deposits of 95.4% to $15.57 billion at December 31, 2016;
•	Net income available to common stockholders of $270.0 million for 2016, a 48.1% increase from net income available to common stockholders for 2015;
•	Return on average assets of 1.89% for 2016;
•

Returns on average common stockholders’ equity and average tangible common stockholders’ equity of 13.05% and 16.25%, respectively, for 2016 (the calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP are included in this MD&A under the section “Capital Resources and Liquidity”);

•	Net interest margin, on a fully taxable equivalent (“FTE”) basis, of 4.92% for 2016;
•	An efficiency ratio (non-interest expense divided by the sum of net interest income, on a FTE basis, and non-interest income) of 35.8% for 2016;
•	A net charge-off ratio for total loans and leases of 0.07% for 2016;
•

Excluding purchased loans, our ratio of nonperforming loans and leases to total loans and leases was 0.15% at December 31, 2016, and our ratio of nonperforming assets to total assets was 0.31% at December 31, 2016;

•	On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes;
•	On July 20, 2016, we completed our acquisition of Community & Southern Holdings, Inc. (“C&S”); and
•	On July 21, 2016, we completed our acquisition of C1 Financial, Inc. (“C1”).

Net Interest Income

Net interest income and net interest margin are analyzed in this discussion on a FTE basis. The adjustment to convert net interest income to a FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $9.8 million in 2016, $9.6 million in 2015 and $10.7 million in 2014. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investments in certain tax-exempt securities.

2016 compared to 2015

Net interest income for 2016 increased 56.0% to $611.3 million compared to $391.7 million for 2015. Net interest margin decreased 27 basis points (“bps”) to 4.92% for 2016 compared to 5.19% for 2015. The increase in net interest income was primarily the result of the growth in average earning assets, which increased 64.5% to $12.42 billion for 2016 compared to $7.55 billion for 2015. The decrease in net interest margin for 2016 compared to 2015 was primarily due to the 14 bps decrease in yield on average earning assets and 14 bps increase in rates paid on interest bearing liabilities.

Yields on average earning assets decreased to 5.41% for 2016 compared to 5.55% for 2015 primarily due to decreases in yield on our purchased loan and lease portfolio and our aggregate investment securities portfolio, partially offset by an increase in yield in our non-purchased loan and lease portfolio.  The yield on our portfolio of purchased loans and leases decreased 55 bps to 6.69% for 2016 compared to 7.24% for 2015.  This decrease was primarily attributable to the loans acquired in our C&S and C1 acquisitions during 2016 and, to a lesser extent, loans acquired in our Intervest Bancshares Corporation (“Intervest”) acquisition in 2015, many of which did not contain evidence of credit deterioration on the date of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio.  The yield on our aggregate investment securities portfolio for 2016 decreased 111 bps compared to 2015.  This decrease was primarily the result of (i) the investment securities acquired in our C&S acquisition whose yields were lower than our existing portfolio of investment securities and, to a lesser extent, (ii) the relatively low interest rate environment for tax-exempt municipal securities that existed for much of 2016 which resulted in certain issuers of such investment securities calling higher-rate investment securities and refinancing those securities at lower interest rates.  The yield on our non-purchased loan portfolio increased nine bps to 5.09% for 2016 compared to 5.00% for 2015.  This increase was primarily due to (i) higher yields on many newly originated loans during the third and fourth quarters of 2016 compared to 2015, (ii) an acceleration of loan prepayments on certain of our larger construction and development loans in 2016, (iii) prepayment penalties and/or yield maintenance provisions on many construction and development loans that paid off early during 2016 and (iv) increases in London Interbank Offered Rates (“LIBOR”) during 2016.  We have also continued to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio in an effort to lower our interest rate risk.  At December 31, 2016, variable rate loans, many of which are indexed to and reprice with changes in LIBOR, comprised 82.0% of our non-purchased loans and leases compared to 79.0% at December 31, 2015.  We expect to continue to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio.

The overall increase in rates on average interest bearing liabilities, which increased 14 bps for 2016 compared to 2015, was primarily due to (i) an increase in rates on interest bearing deposits, which increased 19 bps for 2016 compared to 2015, (ii) an increase in rates on our subordinated debentures, which increased 44 bps for 2016 compared to 2015 and (iii) the issuance of our subordinated notes in the second quarter of 2016.  These increases were partially offset by a decrease in rates on other borrowings. The increase in rates on our interest bearing deposits, the largest component of our interest bearing liabilities, was primarily due to our deposit gathering initiatives that were implemented in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources in 2016 included (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, federal funds purchased, (iii) subordinated notes and (iv) subordinated debentures.  The rates on repos increased four bps in 2016 compared to 2015.  The rates on our other borrowing sources decreased 77 bps for 2016 compared to 2015. During 2015, we prepaid $150 million of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%.  The weighted average interest rate on our remaining $40 million of fixed rate callable FHLB advances is 2.85%. On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% fixed-to-floating rate subordinated notes.  The rate on these subordinated notes, including amortization of debt issuance costs, using a level-yield methodology over the estimated holding period of seven years, was 5.83% during 2016.  The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, increased 44 bps in 2016 compared to 2015.  This increase in rates on our subordinated debentures is primarily due to increases in LIBOR on the applicable reset dates.

The increase in average earning assets for 2016 compared to 2015 was due, in part, to an increase in the average balance of non-purchased loans and leases which increased $3.19 billion, or 65.0%, to $8.08 billion for 2016 compared to $4.90 billion for 2015 as we continued to experience strong growth in our originations of non-purchased loans and leases.  Additionally the average balance of purchased loans increased $1.46 billion, or 78.6%, to $3.33 billion for 2016 compared to $1.86 billion for 2015, primarily as a result of our C&S and C1 acquisitions.

2015 compared to 2014

Net interest income for 2015 increased 39.3% to $391.7 million compared to $281.2 million for 2014. Net interest margin decreased 33 bps to 5.19% for 2015 compared to 5.52% for 2014. The increase in net interest income was primarily the result of the growth in average earning assets, which increased 48.3% to $7.55 billion for 2015 compared to $5.09 billion for 2014. The decrease in net interest margin for 2015 compared to 2014 was primarily due to the 39 bps decrease in yield on average earning assets, partially offset by a five bps decrease in rates paid on interest bearing liabilities.

Yields on average earning assets decreased to 5.55% for 2015 compared to 5.94% for 2014 primarily due to decreases in yield on our non-purchased loan and lease portfolio, our purchased loan portfolio and our aggregate investment securities portfolio.  The yield on our portfolio of non-purchased loans and leases decreased 10 bps to 5.00% for 2015 compared to 5.10% for 2014.  This decrease was primarily attributable to the extremely low interest rate environment experienced in recent years and continued pricing competition from many of our competitors.  Assuming the current low interest rate environment and pricing competition from many of our competitors continues, we expect yields on our non-purchased loan and lease portfolio will continue to decrease.  We have also continued to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio in an effort to lower our interest rate risk.  At December 31, 2015, variable rate loans comprised 79.0% of our non-purchased loans and leases compared to 72.9% at December 31, 2014.  We expect to continue to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio.  The yield on our purchased loan portfolio decreased 170 bps to 7.24% for 2015 compared to 8.94% for 2014.  This decrease was primarily attributable to the loans acquired in our Summit Bancorp, Inc. (“Summit”) and Intervest acquisitions, many of which did not contain evidence of credit deterioration on the date of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio.  This decrease in yield on purchased loans was partially offset by an increase in yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions, during 2014 and 2015, of estimated cash flows as a result of recent evaluations of the expected performance of such loans.  The yield on our aggregate investment securities portfolio for 2015 decreased 12 bps compared to 2014.  This decrease in the yield on our aggregate investment securities portfolio was primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of lower yielding taxable investment securities, which comprised 46.2% of the total average balance of investment securities in 2015 compared to 40.8% in 2014, and (ii) the low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, calling higher-rate investment securities and refinancing such securities at lower interest rates.  Additionally, during the fourth quarter of 2015, we sold approximately $167 million of our investment securities portfolio in an effort to reduce that portfolio’s exposure to possible rising interest rates.

The overall decrease in rates on average interest bearing liabilities, which decreased five bps for 2015 compared to 2014, was primarily due to a shift in the composition of total interest bearing liabilities to include a larger percentage of interest bearing deposits, partially offset by an increase in rates on interest bearing deposits, particularly time deposits.  Interest bearing deposits, which generally have lower rates than most of our other interest bearing liabilities, comprised 93.8% of total average interest bearing liabilities for 2015 compared to 89.9% for 2014.  The increase in interest bearing deposits as a percentage of total interest bearing liabilities was due, in part, to interest bearing deposits assumed in our Summit and Intervest acquisitions and growth in interest bearing deposits.  The increase in rates on interest bearing deposits, which increased eight bps for 2015 compared to 2014, was primarily due to a shift in the composition of interest bearing deposits to a larger percentage of time deposits, primarily as a result of our Intervest acquisition.  The average balance of time deposits increased from 30.0% of total average interest bearing deposits for 2014 to 37.4% for 2015.  Additionally, throughout much of 2014 and 2015, we increased deposit pricing, including the pricing of time deposits, in several target markets to fund growth in loans and leases.

Our other borrowing sources in 2015 and 2014 included (i) repos, (ii) other borrowings and (iii) subordinated debentures.  The rates on repos increased one bps in 2015 compared to 2014.  The rates on our other borrowing sources decreased 52 bps for 2015 compared to 2014. During 2015, we prepaid $150 million of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%.  The weighted average interest rate on our remaining $40 million of fixed rate callable FHLB advances is 2.85%. The rates paid on our subordinated debentures increased 68 bps in 2015 compared to 2014.  This increase in rates on our subordinated debentures was primarily due to the $52.2 million of subordinated debentures assumed in our Intervest acquisition, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.27% at December 31, 2015.

The increase in average earning assets for 2015 compared to 2014 was due, in part, to an increase in the average balance of non-purchased loans and leases which increased $1.71 billion, or 53.6%, to $4.90 billion for 2015 compared to $3.19 billion for 2014 as we continued to experience strong growth in our originations of non-purchased loans and leases.  Additionally, the average balance of purchased loans increased $763 million, or 69.5%, to $1.86 billion for 2015 compared to $1.10 billion for 2014, primarily as a result of our Intervest acquisition.

Average Consolidated Balance Sheets and Net Interest Analysis

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$30,260	$366	1.21%	$2,902	$41	1.40%	$4,897	$56	1.15%
Investment securities:
Taxable	466,059	11,373	2.44	363,254	13,131	3.61	325,611	11,125	3.42
Tax-exempt – FTE	514,545	27,049	5.26	422,983	26,406	6.24	472,310	29,983	6.35
Non-purchased loans and leases – FTE	8,083,647	411,181	5.09	4,898,552	244,978	5.00	3,189,308	162,812	5.10
Purchased loans	3,325,443	222,350	6.69	1,862,102	134,745	7.24	1,098,851	98,212	8.94
Total earning assets – FTE	12,419,954	672,319	5.41	7,549,793	419,301	5.55	5,090,977	302,188	5.94
Non-interest earning assets	1,850,124			1,071,541			822,830
Total assets	$14,270,078			$8,621,334			$5,913,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$5,897,821	$20,316	0.34%	$3,557,037	$7,969	0.22%	$2,564,250	$5,424	0.21%
Time deposits of $100,000 or more	2,439,447	19,906	0.82	1,244,879	6,375	0.51	558,389	1,632	0.29
Other time deposits	1,448,166	8,372	0.58	880,189	3,372	0.38	541,938	1,510	0.28
Total interest bearing deposits	9,785,434	48,594	0.50	5,682,105	17,716	0.31	3,664,577	8,566	0.23
Repurchase agreements with customers	64,044	89	0.14	73,995	76	0.10	63,869	55	0.09
Other borrowings	46,949	1,168	2.49	187,608	6,111	3.26	281,829	10,642	3.78
Subordinated notes	116,679	6,801	5.83	—	—	—	—	—	—
Subordinated debentures	117,958	4,398	3.73	111,409	3,665	3.29	64,950	1,693	2.61
Total interest bearing liabilities	10,131,064	61,050	0.60	6,055,117	27,568	0.46	4,075,225	20,956	0.51
Non-interest bearing liabilities:
Non-interest bearing deposits	2,006,933			1,301,574			989,073
Other non-interest bearing liabilities	60,553			43,819			59,557
Total liabilities	12,198,550			7,400,510			5,123,855
Common stockholders’ equity	2,068,328			1,217,475			786,430
Noncontrolling interest	3,200			3,349			3,522
Total liabilities and stockholders’ equity	$14,270,078			$8,621,334			$5,913,807
Net interest income – FTE		$611,269			$391,733			$281,232
Net interest margin – FTE			4.92%			5.19%			5.52%

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

Analysis of Changes in Net Interest Income—FTE

	2016 over 2015			2015 over 2014
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$331	$(6)	$325	$(27)	$12	$(15)
Investment securities:
Taxable	2,509	(4,267)	(1,758)	1,361	645	2,006
Tax-exempt – FTE	4,813	(4,170)	643	(3,080)	(497)	(3,577)
Non-purchased loans and leases – FTE	162,013	4,190	166,203	85,478	(3,312)	82,166
Purchased loans	97,844	(10,239)	87,605	55,231	(18,698)	36,533
Total interest income – FTE	267,510	(14,492)	253,018	138,963	(21,850)	117,113
Interest expense:
Savings and interest bearing transaction	8,063	4,284	12,347	2,224	321	2,545
Time deposits of $100,000 or more	9,748	3,783	13,531	3,516	1,227	4,743
Other time deposits	3,284	1,716	5,000	1,295	567	1,862
Repurchase agreements with customers	(14)	27	13	10	11	21
Other borrowings	(3,499)	(1,444)	(4,943)	(3,224)	(1,307)	(4,531)
Subordinated notes	6,801	—	6,801	—	—	—
Subordinated debentures	244	489	733	1,529	443	1,972
Total interest expense	24,627	8,855	33,482	5,350	1,262	6,612
Increase (decrease) in net interest income – FTE	$242,883	$(23,347)	$219,536	$133,613	$(23,112)	$110,501

Non-Interest Income

Our non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans and net gains on investment securities and sales of other assets.

2016 compared to 2015

Non-interest income for 2016 decreased 2.5% to $102.4 million compared to $105.0 million for 2015. Non-interest income for 2016 included $0.8 million of tax-exempt income from BOLI death benefits and $0.2 million of gains on sales of loans.  Non-interest income for 2015 included $2.3 million of tax-exempt income from BOLI death benefits, $5.5 million of gains on sales of investment securities and $6.3 million of gains on sales of certain purchased loans.

Service charges on deposit accounts increased 34.0% to $38.5 million in 2016 compared to $28.7 million in 2015. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from our C&S and C1 acquisitions.  Effective July 1, 2017, we will be subject to the provisions of the Durbin Amendment, which are applicable to financial institutions whose total assets exceed $10 billion and which limits the amount of interchange fees that may be charged for debit and prepaid card transactions.  Had we been subject to the Durbin Amendment in 2016, our interchange fee income (which is included in our non-interest income from service charges on deposit accounts) would have been reduced by approximately $7.4 million.

Mortgage lending income increased 18.1% to $8.1 million in 2016 compared to $6.8 million in 2015. The volume of originations of mortgage loans available for sale increased 7.5% to $274 million in 2016 compared to $255 million in 2015.

Trust income increased 5.8% to $6.3 million in 2016 compared to $5.9 million in 2015. This increase in trust income was primarily due to growth in both corporate and personal trust income.

BOLI income increased 46.8% to $14.8 million in 2016 compared to $10.1 million in 2015 primarily due to $145 million of BOLI purchased in 2016.  Additionally, during 2016, we recognized $0.8 million of tax-exempt death benefits compared to $2.3 million recognized during 2015. BOLI income in the form of increases in cash surrender value help to offset a portion of employee benefit costs.

Other income from purchased loans decreased to $17.3 million in 2016 compared to $26.1 million in 2015. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments. Because other income from purchased loans may be significantly affected by loan payments and payoffs, this income item may vary significantly from period to period.

We had no significant net gains on investment securities in 2016 compared to net gains of $5.5 million in 2015 from the sale of approximately $197 million of investment securities.

Gains on sales of other assets were $4.2 million in 2016 compared to $14.8 million in 2015.  Included in the gains on sales were $0.2 million of gains of loans in 2016 compared to $6.3 million of gains in 2015.

2015 compared to 2014

Non-interest income for 2015 increased 23.7% to $105.0 million compared to $84.9 million for 2014. Non-interest income for 2015 included $2.3 million of tax-exempt income from BOLI death benefits, $5.5 million of gains on sales of investment securities and $6.3 million of gains on sales of certain purchased loans.  Non-interest income for 2014 included $4.7 million of tax-exempt bargain purchase gain on our Bancshares, Inc. (“Bancshares”) acquisition and $8.0 million of gain on termination of our Federal Deposit Insurance Corporation (“FDIC”) loss share agreements.

Service charges on deposit accounts increased 7.9% to $28.7 million in 2015 compared to $26.6 million in 2014. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from our Summit acquisition, and, to a lesser extent, our Intervest and Bank of the Carolinas Corporation (“BCAR”) acquisitions.

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

Net gains on investment securities were $5.5 million in 2015 from the sale of approximately $197 million of investment securities, compared to net gains of $0.1 million in 2014 from the sale of approximately $56 million of investment securities. During 2015, proceeds from the sales of investment securities were used to prepay $150 million of our highest rate callable FHLB advances.  These transactions were executed for various reasons, including to reduce interest rate risk, to increase secondary sources of liquidity, to more efficiently allocate capital, and to help maintain our total assets below $10 billion at December 31, 2015.

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

The following table presents non-interest income for the years indicated.

Non-Interest Income

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$38,461	$28,698	$26,609
Mortgage lending income	8,054	6,817	5,187
Trust income	6,268	5,903	5,592
Bank owned life insurance income	14,808	10,084	5,184
Other income from purchased loans, net	17,278	26,126	14,803
Net gains on investment securities	4	5,481	144
Gains on sales of other assets	4,156	14,753	6,023
Gain on merger and acquisition transaction	—	—	4,667
Other	13,370	7,153	16,674
Total non-interest income	$102,399	$105,015	$84,883

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, net occupancy and equipment expense and other operating expenses.

2016 compared to 2015

Non-interest expense for 2016 increased 33.9% to $255.8 million compared to $191.0 million for 2015. Non-interest expense for 2016 included $6.7 million of acquisition-related and systems conversion expenses and $0.1 million of software and contract termination charges.  Non-interest expense for 2015 included $8.9 million in penalties from prepaying $150 million of our highest cost fixed-rate callable FHLB advances, $2.2 million of severance cost associated with the elimination of the New York lending operations acquired in our Intervest acquisition, approximately $6.7 million of acquisition-related and systems conversion expenses and $1.0 million of software and contract termination charges.  Our efficiency ratio was 35.8% for 2016 compared to 38.4% for 2015.

Salaries and employee benefits, our largest component of non-interest expense, increased 39.7% to $122.8 million in 2016 from $88.0 million in 2015. We had 2,315 full-time equivalent employees at December 31, 2016, an increase of 41.0% from 1,642 full-time equivalent employees at December 31, 2015.

Net occupancy and equipment expense increased 36.1% to $42.5 million in 2016 compared to $31.2 million in 2015. At December 31, 2016, we had 250 offices, an increase of 43.7% from 174 offices at December 31, 2015.

Other operating expenses increased 25.9% to $90.4 billion in 2016 compared to $71.8 billion in 2015.  The increase in other operating expense in 2016 compared to 2015 is primarily attributable to our growth, including growth as a result of our C&S and C1 acquisitions, as well as expenses to expand and enhance our infrastructure for information technology, information systems, cybersecurity, business resilience, enterprise risk management, internal audit, compliance, bank secrecy act/anti-money laundering monitoring and training, among others.

2015 compared to 2014

Non-interest expense for 2015 increased 15.0% to $191.0 million compared to $166.0 million for 2014. Non-interest expense for 2015 included $8.9 million in penalties from prepaying $150 million of our highest cost fixed-rate callable FHLB advances, $2.2 million of severance cost associated with the elimination of the New York lending operations acquired in our Intervest acquisition, approximately $6.7 million of acquisition-related as systems conversion expenses and $1.0 million of software and contract termination charges.  Non-interest expense for 2014 included $8.1 million of FHLB prepayment penalties, approximately $4.7 million of acquisition-related and systems conversion expenses, and $5.6 million of software and contract termination charges.  Our efficiency ratio for 2015 was 38.4% compared to 45.3% for 2014.

Salaries and employee benefits increased 14.4% to $88.0 million in 2015 from $76.9 million in 2014. We had 1,642 full-time equivalent employees at December 31, 2015, an increase of 11.0% from 1,479 full-time equivalent employees at December 31, 2014.

Net occupancy and equipment expense increased 29.6% to $31.2 million in 2015 compared to $24.1 million in 2014. At December 31, 2015, we had 174 offices, an increase of 9.4% compared to 159 offices at December 31, 2014.

Other operating expenses increased 10.4% to $71.8 million in 2015 compared to $65.0 million in 2014, primarily as a result of (i) $12.6 million of professional and outside services expense in 2015, compared to $10.8 million in 2014, (ii) $5.1 million of FDIC and state assessments and insurance expense in 2015, compared to $3.3 million in 2014, (iii) $8.9 million of loan collection and repossession expenses and writedowns of foreclosed assets in 2015 compared to $4.6 million in 2014 and (iv) $6.7 million in amortization of intangibles in 2015 compared to $5.0 million in 2014.  These increases were partially offset by decreases in software expense to $2.6 million in 2015 compared to $5.0 million in 2014 and a decrease in “other” non-interest expense to $8.7 million in 2015 compared to $12.0 million in 2014.  The increases in professional and outside services, FDIC and state assessments and insurance expense and amortization of intangibles is primarily the result of our acquisitions of Intervest and BCAR and, to a lesser extent, our C&S and C1 transactions.  The increase in loan collection and repossession expenses and writedowns of foreclosed assets was due, in part, to the termination in late 2014 of all loss share agreements with the FDIC.  The decrease in software expense was primarily attributable to the reduced run rate associated with our conversion to a new core banking systems in 2014.  The decrease in “other” is primarily due to $5.6 million of contract termination costs in 2014 that were directly attributable to the core systems conversion.

The following table presents non-interest expense for the years indicated.

Non-Interest Expense

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$122,832	$87,953	$76,884
Net occupancy and equipment expense	42,524	31,248	24,102
Other operating expenses:
Postage and supplies	5,566	3,950	4,090
Telephone and data lines	8,800	5,948	4,765
Advertising and public relations	5,617	2,805	3,029
Professional and outside services	21,330	12,594	10,765
Software expense	4,950	2,635	4,987
Travel and meals	8,130	3,047	3,023
FDIC and state assessments	1,626	1,308	898
FDIC insurance	5,125	3,795	2,380
ATM expense	4,774	2,665	1,485
Loan collection and repossession expense	4,612	5,068	3,276
Writedowns of foreclosed assets	3,610	3,803	1,299
Amortization of intangibles	9,037	6,660	4,996
FHLB prepayment penalty	—	8,853	8,062
Other	7,221	8,650	11,974
Total non-interest expense	$255,754	$190,982	$166,015

Income Taxes

Our provision for income taxes was $154.3 million in 2016 compared to $94.5 million in 2015 and $53.9 million in 2014. Our effective income tax rates were 36.4% for 2016, 34.2% for 2015 and 31.2% for 2014. The increases in the effective tax rate for 2016 compared to 2015 and for 2015 compared to 2014 were due primarily to (i) growth in income that is subject to federal and/or state income taxes, including a decrease in tax-exempt income as a percent of total income, and (ii) growth in taxable income in states with higher statutory income tax rates.  The effective tax rates for all periods were also affected by various other factors including amounts of non-taxable income and non-deductible expenses. A reconciliation between the statutory federal income tax rates and our effective income tax rates for the years ended December 31, 2016, 2015 and 2014 is included in Note 14 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Analysis of Financial Condition

Loan and Lease Portfolio

At December 31, 2016, our total loan and lease portfolio was $14.56 billion, an increase of 74.7% from $8.33 billion at December 31, 2015. At December 31, 2016, our total loan and lease portfolio consisted of 83.0% real estate loans, 3.0% commercial and industrial loans, 7.1% consumer loans, 0.9% direct financing leases and 6.0% other loans. Real estate loans, our largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens.

The amount and type of total loans and leases outstanding are reflected in the following table.

Loan and Lease Portfolio

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,259,289	$737,206	$638,958	$491,694	$443,622
Non-farm/non-residential	4,665,401	3,146,413	2,008,430	1,420,769	1,100,852
Construction/land development	5,295,860	2,873,398	1,511,614	795,933	685,813
Agricultural	124,857	94,358	95,223	65,864	73,330
Multifamily residential	744,005	580,325	253,590	234,713	151,944
Total real estate	12,089,412	7,431,700	4,507,815	3,008,973	2,455,561
Commercial and industrial	440,147	291,803	356,532	157,721	183,633
Consumer	1,028,991	35,232	40,937	33,148	34,125
Direct financing leases	137,188	147,735	115,475	86,321	68,022
Other	867,377	428,201	107,058	70,916	12,266
Total loans and leases	$14,563,115	$8,334,671	$5,127,817	$3,357,079	$2,753,607

Included in “other” loans at December 31, 2016, 2015, 2014 and 2013 (none at December 31, 2012) are loans totaling $835 million, $394 million, $61 million and $32 million, respectively, that were originated to acquire promissory notes from non-depository financial institutions and are typically collateralized by an assignment of the promissory note and all related note documents including mortgages, deeds of trust, etc.  While the loans are considered “other” loans in accordance with FDIC Call Report instructions, we underwrite these lending transactions based on the fundamentals of the underlying collateral, repayment sources and guarantors, among others, consistent with other similar lending transactions.

The amount and type of our real estate loans at December 31, 2016 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states or MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$6,906	$530,089	$1,943,597	$—	$63,811	$2,544,403
All other New York(1)	380	6,781	609	—	—	7,770
Total New York	7,286	536,870	1,944,206	—	63,811	2,552,173
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	142,555	320,457	312,183	401	3,733	779,329
Tampa–St. Petersburg–Clearwater, FL MSA	60,996	279,025	95,139	552	26,819	462,531
Orlando–Kissimmee–Sanford, FL MSA	5,930	79,546	74,466	—	214	160,156
North Port–Sarasota–Bradenton, FL MSA	38,687	54,334	35,528	10,430	807	139,786
Cape Coral–Fort Myers, FL MSA	19,438	55,760	36,219	—	1,812	113,229
Jacksonville, FL MSA	2,318	56,559	14,655	—	28,881	102,413
Crestview–Fort Walton Beach–Destin, FL MSA	4,133	1,129	27,148	180	—	32,590
Deltona–Daytona Beach–Ormond Beach, FL MSA	736	10,413	6,457	—	14,713	32,319
Lakeland–Winter Haven, FL MSA	494	22,272	1,905	—	48	24,719
Ocala, FL MSA	3,020	21,344	—	—	—	24,364
Punta Gorda, FL MSA	10,518	6,872	5,446	—	—	22,836
Sebastian–Vero Beach, FL MSA	21	20,383	—	—	1,455	21,859
Sebring, FL MSA	—	21,330	—	—	26	21,356
Naples–Immokalee–Marco Island, FL MSA	2,298	15,569	—	—	—	17,867
Palm Bay–Melbourne–Titusville, FL MSA	585	6,015	—	—	4,288	10,888
All other Florida(1)	8,331	96,682	4,934	992	88	111,027
Total Florida	300,060	1,067,690	614,080	12,555	82,884	2,077,269
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	186,154	471,148	282,971	4,657	80,522	1,025,452
Savannah, GA MSA	4,053	42,435	6,139	—	—	52,627
Dalton, GA MSA	12,718	21,988	1,107	1,148	1,096	38,057
Athens–Clarke County, GA MSA	3,796	12,604	6,429	128	7,614	30,571
Gainesville, GA MSA	4,964	15,046	4,951	164	714	25,839
Brunswick, GA MSA	10,270	4,602	552	—	8,070	23,494
Macon, GA MSA	4,732	8,624	393	15	4,726	18,490
Valdosta, GA MSA	6,182	5,676	556	424	167	13,005
Augusta–Richmond County, GA–SC MSA	581	9,605	—	—	17	10,203
All other Georgia(1)	65,227	57,621	27,653	4,235	26,174	180,910
Total Georgia	298,677	649,349	330,751	10,771	129,100	1,418,648
Texas:
Dallas–Fort Worth–Arlington, TX MSA	37,977	127,301	292,787	187	36,890	495,142
Houston–The Woodlands–Sugar Land, TX MSA	8,494	92,133	225,872	—	68,464	394,963
Austin–Round Rock, TX MSA	12,234	61,200	128,871	—	3,407	205,712
Texarkana, TX–AR MSA	8,396	12,432	1,592	897	2,603	25,920
College Station–Bryan, TX MSA	—	1,364	5,161	—	16,783	23,308
Lubbock, TX MSA	—	4,733	—	—	16,013	20,746
Corpus Christi, TX MSA	—	2,868	11,172	—	—	14,040
San Antonio–New Braunfels, TX MSA	1,241	5,429	5,271	—	1,165	13,106
All other Texas(1)	1,014	27,131	8,567	328	204	37,244
Total Texas	69,356	334,591	679,293	1,412	145,529	1,230,181

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	158,442	280,697	58,235	12,170	22,459	532,003
Hot Springs, AR MSA	52,723	89,924	18,711	851	4,047	166,256
Fayetteville–Springdale–Rogers, AR–MO MSA	17,120	59,791	34,771	11,005	343	123,030
Fort Smith, AR–OK MSA	26,462	58,247	7,541	2,620	13,213	108,083
Southern Arkansas(2)	28,476	18,838	2,172	19,478	1,015	69,979
Western Arkansas(3)	20,759	33,303	7,734	6,374	1,172	69,342
Northern Arkansas(4)	31,847	12,555	3,032	12,042	2,757	62,233
All other Arkansas(1)	19,569	18,774	10,956	25,354	4,460	79,113
Total Arkansas	355,398	572,129	143,152	89,894	49,466	1,210,039
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	54,484	136,152	115,357	1,246	13,453	320,692
Raleigh, NC MSA	473	54,693	35,111	—	17	90,294
Winston–Salem, NC MSA	44,874	36,508	5,116	—	952	87,450
North Carolina Foothills(5)	44,214	27,407	5,488	2,916	1,532	81,557
Columbia, SC MSA	1,728	41,333	1,248	—	—	44,309
Wilmington, NC MSA	9,130	27,186	7,532	418	—	44,266
Charleston–North Charleston, SC MSA	1,340	12,359	22,119	—	5,190	41,008
Greensboro–High Point, NC MSA	16,025	19,188	3,259	244	2,248	40,964
Hilton Head Island–Bluffton–Beaufort, SC MSA	3,896	10,187	4,653	—	2,329	21,065
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	3,777	6,382	886	—	4,945	15,990
Greenville–Anderson–Mauldin, SC MSA	6,067	2,651	3,467	—	—	12,185
All other North Carolina(1)	9,516	24,275	35,102	—	461	69,354
All other South Carolina(1)	2,512	13,028	1,260	—	555	17,355
Total North Carolina / South Carolina	198,036	411,349	240,598	4,824	31,682	886,489
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	138,397	148,137	—	—	286,534
Riverside–San Bernardino–Ontario, CA MSA	—	102,178	1,540	—	38,768	142,486
San Francisco–Oakland–Hayward, CA MSA	—	73,460	15,128	—	—	88,588
San Diego–Carlsbad, CA MSA	4	—	69,369	—	—	69,373
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	57,872	—	—	57,872
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	39,371	—	—	39,371
San Jose–Sunnyvale–Santa Clara, CA MSA	—	—	27,432	—	—	27,432
Stockton–Lodi, CA MSA	—	—	22,032	—	—	22,032
All other California(1)	—	4,818	—	—	—	4,818
Total California	4	318,853	380,881	—	38,768	738,506
Colorado:
Denver–Aurora–Lakewood, CO MSA	9	10,556	167,793	—	—	178,358
Boulder, CO MSA	—	38,533	—	—	—	38,533
All other Colorado(1)	1,364	—	44,407	—	—	45,771
Total Colorado	1,373	49,089	212,200	—	—	262,662
Tennessee:
Nashville–Davidson–Murfreesboro– Franklin, TN MSA	—	101,399	111,587	—	—	212,986
Chattanooga, TN–GA MSA	703	33,404	10	—	—	34,117
All other Tennessee(1)	1,848	9,095	210	—	—	11,153
Total Tennessee	2,551	143,898	111,807	—	—	258,256

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Seattle–Tacoma–Bellevue, WA MSA	—	34,325	177,712	—	—	212,037

Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	19,838	143,549	—	32,784	196,171
All other Arizona(1)	—	2,596	—	—	—	2,596
Total Arizona	—	22,434	143,549	—	32,784	198,767
Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,182	1,867	136,799	—	—	140,848
Bloomington, IL MSA	—	12,284	—	—	—	12,284
All other Illinois(1)	—	1,362	1,207	—	—	2,569
Total Illinois	2,182	15,513	138,006	—	—	155,701
Nevada:
Las Vegas–Henderson–Paradise, NV MSA	—	80,533	—	—	37,997	118,530
Reno, NV MSA	—	10,440	—	—	—	10,440
Total Nevada	—	90,973	—	—	37,997	128,970

Cayman Islands	—	121,612	—	—	—	121,612

Washington DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	322	11,038	62,399	—	—	73,759
All other Maryland(1)	—	1,397	—	—	8,923	10,320
Total Washington DC / Maryland	322	12,435	62,399	—	8,923	84,079
Alabama:
Birmingham–Hoover, AL MSA	785	—	19,946	—	—	20,731
Mobile, AL MSA	4,987	13,140	824	—	740	19,691
Huntsville, AL MSA	—	8,860	1,507	—	—	10,367
All other Alabama(1)	15,397	4,504	3,537	432	3,314	27,184
Total Alabama	21,169	26,504	25,814	432	4,054	77,973
Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	33,424	—	—	33,424
Lebanon, PA MSA	—	18,557	—	—	—	18,557
All other Pennsylvania(1)	114	21,497	—	—	—	21,611
Total Pennsylvania	114	40,054	33,424	—	—	73,592

Urban Honolulu, HI MSA	—	—	—	—	61,017	61,017

Oregon:
Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	14,874	—	23,408	38,282
Bend–Redmond, OR MSA	—	11,285	—	—	—	11,285
All other Oregon(1)	—	8,372	—	—	—	8,372
Total Oregon	—	19,657	14,874	—	23,408	57,939
Ohio:
Cincinnati, OH–KY–IN MSA	—	25,500	—	—	—	25,500
Columbus, OH MSA	—	7,095	4,546	—	—	11,641
All other Ohio(1)	—	2,985	—	—	—	2,985
Total Ohio	—	35,580	4,546	—	—	40,126

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Missouri:
St. Louis, MO–IL MSA	—	402	—	—	19,362	19,764
Kansas City, MO–KS MSA	73	9,019	1,535	—	—	10,627
All other Missouri(1)	504	4,667	2,536	867	—	8,574
Total Missouri	577	14,088	4,071	867	19,362	38,965

Minneapolis–St. Paul–Bloomington, MN MSA	—	27,978	—	—	—	27,978

Providence–Warwick, RI–MA MSA	—	25,727	—	—	—	25,727

Virginia:
Virginia Beach–Norfolk–Newport News, VA–NC MSA	—	7,279	4,047	—	—	11,326
All other Virginia(1)	619	8,861	4,600	—	76	14,156
Total Virginia	619	16,140	8,647	—	76	25,482
Oklahoma:
Tulsa, OK MSA	—	8,379	—	—	2,008	10,387
All other Oklahoma(1)	927	2,881	30	3,532	3,999	11,369
Total Oklahoma	927	11,260	30	3,532	6,007	21,756
Kansas:
Manhattan, KS MSA	—	—	18,172	—	—	18,172
All other Kansas(1)	—	758	—	—	—	758
Total Kansas	—	758	18,172	—	—	18,930
Mississippi:
Gulfport–Biloxi–Pascagoula, MS MSA	—	9,537	1,700	—	—	11,237
All other Mississippi(1)	—	487	881	570	—	1,938
Total Mississippi	—	10,024	2,581	570	—	13,175

Louisiana	112	3,395	—	—	9,137	12,644

Bahamas	—	11,451	—	—	—	11,451

Connecticut	—	10,591	—	—	—	10,591

All other states(6)	526	31,084	5,067	—	—	36,677

Total Real Estate Loans	$1,259,289	$4,665,401	$5,295,860	$124,857	$744,005	$12,089,412

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Lincoln and Rutherford.
(6)	Includes all states not separately presented above.

 The amount and type of non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	December 31,
	2016		2015
	Amount	%	Amount	%
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$596,383	12.8%	$557,528	17.7%
Churches and schools	241,831	5.2	164,011	5.2
Office, including medical offices	745,329	16.0	996,793	31.7
Office warehouse, warehouse and mini-storage	31,591	0.7	225,417	7.2
Gasoline stations and convenience stores	102,693	2.2	47,196	1.5
Hotels and motels	1,043,710	22.4	373,272	11.9
Restaurants and bars	171,436	3.7	72,784	2.3
Manufacturing and industrial facilities	491,816	10.5	53,092	1.7
Nursing homes and assisted living centers	315,265	6.8	58,498	1.8
Hospitals, surgery centers and other medical	56,342	1.2	88,180	2.8
Golf courses, entertainment and recreational facilities	38,916	0.8	18,182	0.6
Other non-farm/non-residential(1)	830,089	17.7	491,460	15.6
Total	$4,665,401	100.0%	$3,146,413	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of construction/land development loans as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	December 31,
	2016		2015
	Amount	%	Amount	%
	(Dollars in thousands)
Unimproved land	$291,131	5.5%	$237,138	8.3%
Land development and lots:
1-4 family residential and multifamily	610,662	11.5	494,704	17.2
Non-residential	684,979	12.9	172,268	6.0
Construction:
1-4 family residential:
Owner occupied	123,099	2.3	33,120	1.1
Non-owner occupied:
Pre-sold	1,147,198	21.7	26,538	0.9
Speculative	201,111	3.8	130,966	4.6
Multifamily	712,547	13.5	809,063	28.2
Industrial, commercial and other	1,525,133	28.8	969,601	33.7
Total	$5,295,860	100.0%	$2,873,398	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. For any construction and development loan with interest reserves, we also consider the construction period interest in our underwriting process (otherwise, our underwriting of such loans with and without interest reserves is virtually identical). Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s equity and all other required subordinated elements of the capital structure be fully funded prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. Generally, as part of our underwriting process, we require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest and an appropriate portion of the hard costs. While we had advanced interest reserves as part of the funding process, we believe that the borrowers in effect had in most cases provided for these sums as part of their initial equity contribution. During the years ended December 31, 2016, 2015 and 2014, there were no situations where additional interest reserves were advanced on a loan to avoid such loan from becoming nonperforming, and at December 31, 2016, 2015 and 2014, we had no construction and development loans with interest reserves that were nonperforming.

During the years ended December 31, 2016, 2015 and 2014, we recognized approximately $112 million, $60 million and $23 million, respectively, of interest income on construction and development loans from the advance of interest reserves. We advanced construction period interest on construction and development loans totaling approximately $104 million, $58 million and $21 million, respectively, during the years ended December 31, 2016, 2015 and 2014.

The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2016 was approximately $13.58 billion, of which $4.79 billion was outstanding at December 31, 2016 and $8.79 billion remained to be advanced. The weighted average LTC on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final LTV ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 43%.

The following table reflects total loans and leases grouped by remaining maturities at December 31, 2016 by type and by fixed or floating interest rates.  This table is based on actual maturities and does not reflect amortizations, projected paydowns or the earliest repricing for floating rate loans.  Many loans have principal paydowns scheduled in periods prior to the period in which they mature.  In addition many variable rate loans are subject to repricing in periods prior to the period in which they mature.  Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate	$3,610,965	$6,621,461	$1,856,986	$12,089,412
Commercial and industrial	112,137	259,974	68,036	440,147
Consumer	7,957	260,305	760,729	1,028,991
Direct financing leases	54,560	81,852	776	137,188
Other	459,312	388,702	19,363	867,377
Total	$4,244,931	$7,612,294	$2,705,890	$14,563,115

Fixed rate	$713,284	$2,182,895	$1,555,280	$4,451,459
Floating rate (not at a floor or ceiling rate)	2,808,046	4,439,151	705,280	7,952,477
Floating rate (at floor rate)	717,352	990,126	441,980	2,149,458
Floating rate (at ceiling rate)	6,249	122	3,350	9,721
Total	$4,244,931	$7,612,294	$2,705,890	$14,563,115

The following table reflects total loans and leases as of December 31, 2016 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of acquisition, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration at the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate	$1,057,351	$901,413	$619,262	$833,552	$1,039,881	$4,451,459
Floating rate (not at a floor or ceiling rate)(1)	7,674,756	59,871	72,837	121,854	23,159	7,952,477
Floating rate (at floor rate)(1)	1,812,352	50,128	88,842	181,254	16,882	2,149,458
Floating rate (at ceiling rate)	9,670	4	5	42	—	9,721
Total	$10,554,129	$1,011,416	$780,946	$1,136,702	$1,079,922	$14,563,115
Percentage of total	72.5%	6.9%	5.4%	7.8%	7.4%	100.0%
Cumulative percentage of total	72.5%	79.4%	84.8%	92.6%	100.0%

(1)

We have included a floor rate in many of our non-purchased loans and leases. As a result of such floor rates, loans and leases may not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Annual Report on Form 10-K includes consideration of the effect of all interest rate floors and ceilings in loans and leases.

At December 31, 2016, most of our floating rate loans are tied to three major benchmark interest rates, the 1-month LIBOR, 3-month LIBOR and Wall Street Journal Prime interest rate. The following table is a summary of our floating rate loan portfolio and contractual interest rate indices.

Contractual Indices of Floating Rate Loans

Contractual Interest Rate Index	Floating Rate (at floor rate)	Floating Rate (not at a floor or ceiling rate)	Floating Rate (at ceiling rate)	Total Floating Rate
	(Dollars in thousands)
1-month LIBOR	$593,271	$5,737,615	$—	$6,330,886
3-month LIBOR	448,736	554,257	—	1,002,993
Wall Street Journal Prime	827,748	1,311,181	9,720	2,148,649
Other contractual interest rate indices	279,703	349,424	1	629,128
Total	$2,149,458	$7,952,477	$9,721	$10,111,656

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

Purchased Loans

	December 31,
	2016	2015
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of acquisition:
Unpaid principal balance	$4,809,224	$1,613,563
Valuation discount	(92,821)	(24,312)
Carrying value	4,716,403	1,589,251
Loans with evidence of credit deterioration at date of acquisition:
Unpaid principal balance	319,733	284,410
Valuation discount	(78,114)	(67,624)
Carrying value	241,619	216,786
Total carrying value	$4,958,022	$1,806,037

On July 20, 2016 and July 21, 2016, the dates we closed our C&S and C1 acquisitions, respectively, each outstanding loan in C&S’ and C1’s loan portfolio was categorized into (i) a loan with evidence of credit deterioration or (ii) a loan without evidence of credit deterioration.  During the fourth quarter of 2016, we revised our initial estimates and assumptions regarding the recovery of certain loans acquired in our C&S and our C1 acquisitions.  As a result, we increased the initial fair value of loans acquired in our C&S acquisition by $3.6 million, and we reduced the initial fair value of loans acquired in our C1 acquisition by $1.2 million.

The following table is a summary of the loans acquired in the C&S and C1 acquisitions with evidence of credit deterioration at the date of acquisition.

Fair Value Adjustments for Purchased

Loans With Evidence of Credit Deterioration

at Date of C&S and C1 Acquisitions

	C&S as of July 20, 2016	C1 as of July 21, 2016
	(Dollars in thousands)
Contractually required principal and interest	$106,109	$111,700
Nonaccretable difference	(28,946)	(37,255)
Cash flows expected to be collected	77,163	74,445
Accretable difference	(11,793)	(7,315)
Total	$65,370	$67,130

The following presents, by risk rating, the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased loans without evidence of credit deterioration at the date of acquisition in each of the C&S and C1 acquisitions.

Fair Value Adjustment for Purchased Loans

Without Evidence of Credit Deterioration at

Date of C&S Acquisition

Risk Rating	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$1,019,910	$(12,626)	$1,007,284	124
FV 44	1,477,936	(41,850)	1,436,086	283
FV 55	549,887	(26,080)	523,807	474
Total	$3,047,733	$(80,556)	$2,967,177	264

Fair Value Adjustment for Purchased Loans

Without Evidence of Credit Deterioration at

Date of C1 Acquisition

Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$242,171	$(2,182)	$239,989	90
FV 44	747,409	(15,595)	731,814	209
FV 55	280,600	(7,729)	272,871	275
Total	$1,270,180	$(25,506)	$1,244,674	201

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

Purchased Loan Activity

With Evidence of Credit Deterioration

At Date of Acquisition

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$216,786	$276,480	$392,421
Accretion	29,974	37,677	46,466
Purchased loans acquired	132,500	71,996	40,035
Transfer to foreclosed assets	(4,296)	(7,886)	(42,306)
Net payments received	(131,488)	(148,175)	(151,559)
Loans sold	—	(12,601)	—
Net charge-offs	(2,152)	(1,815)	(8,654)
Other activity, net	295	1,110	77
Balance – end of year	$241,619	$216,786	$276,480

A summary of changes in the accretable differences on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

At Date of Acquisition

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Accretable difference – beginning of year	$59,176	$74,167	$83,455
Transfers to foreclosed assets	(358)	(418)	(1,657)
Purchased loans paid off	(6,094)	(17,714)	(15,909)
Purchased loans sold	—	(1,573)	—
Cash flow revisions as a result of renewals and/or modifications	23,294	30,862	47,359
Accretable difference acquired	19,108	11,546	6,732
Accretion	(29,974)	(37,677)	(46,466)
Other, net	—	(17)	653
Accretable difference – end of year	$65,152	$59,176	$74,167

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) TDRs and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets.

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of acquisition, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered TDRs and are included in impaired loans and leases.

Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

The following table presents information, excluding purchased loans, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans and leases	$14,371	$13,194	$21,085	$8,737	$9,109
Accruing loans and leases 90 days or more past due	—	—	—	—	—
TDRs	—	—	—	—	—
Total nonperforming loans and leases	14,371	13,194	21,085	8,737	9,109
Foreclosed assets(1)	43,702	22,870	37,775	49,811	66,875
Total nonperforming assets	$58,073	$36,064	$58,860	$58,548	$75,984
Nonperforming loans and leases to total loans and leases(2)	0.15%	0.20%	0.53%	0.33%	0.43%
Nonperforming assets to total assets(2)	0.31	0.37	0.87	1.22	1.88

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

At December 31, 2016, we had reduced the carrying value of our loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.8 million to the estimated fair value of such loans and leases of $10.2 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $3.0 million of partial charge-offs and $2.8 million of specific loan and lease loss allocations. These amounts do not include our $6.5 million of impaired purchased loans at December 31, 2016.

The following table is a summary of activity within foreclosed assets during the periods indicated.

Activity Within Foreclosed Assets

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$22,870	$37,775	$49,811
Loans and other assets transferred into foreclosed assets	25,103	19,347	55,984
Sales of foreclosed assets	(26,446)	(31,923)	(68,211)
Writedowns of foreclosed assets	(3,626)	(3,803)	(6,533)
Foreclosed assets acquired in acquisitions	25,801	1,474	6,724
Balance – end of year	$43,702	$22,870	$37,775

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,762	$3,030
Non-farm/non-residential	17,207	7,174
Construction/land development	21,568	11,858
Agricultural	473	492
Total real estate	43,010	22,554
Commercial and industrial	293	316
Consumer	399	—
Foreclosed assets	$43,702	$22,870

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at December 31, 2016. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$7,244	$11,285	$18,529
Georgia	532	11,524	12,056
North Carolina	482	3,134	3,616
Florida	46	16,271	16,317
South Carolina	—	541	541
Texas	5,239	175	5,414
Alabama	109	484	593
All other	719	288	1,007
Total	$14,371	$43,702	$58,073

As of December 31, 2016, 2015 and 2014, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded net charge-offs totaling $2.9 million during 2016, $2.5 million during 2015 and $3.2 million during 2014 for such loans. We also recorded $3.3 million during 2016, $3.7 million during 2015 and $3.2 million during 2014 of provision for purchased loans. We had $1.6 million of ALLL at December 31, 2016 and $1.2 million at December 31, 2015 (none at December 31, 2014) to absorb probable incurred losses in our purchased loan portfolio that had not previously been charged off.  Additionally, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $6.5 million of impaired purchased loans at December 31, 2016, $8.1 million of impaired purchased loans at December 31, 2015 and $14.0 million of impaired purchased loans at December 31, 2014.

The following table is a summary, as of the dates indicated, of impaired purchased loans.

Impaired Purchased Loans

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$1,243	$771	$748	$—	$—
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	5,273	7,283	13,292	46,179	38,463
Total impaired purchased loans	$6,516	$8,054	$14,040	$46,179	$38,463
Impaired purchased loans to total purchased loans	0.13%	0.45%	1.22%	6.37%	6.03%

Allowance and Provision for Loan and Lease Losses

Our ALLL was $76.5 million at December 31, 2016 compared to $60.9 million at December 31, 2015 and $52.9 million at December 31, 2014. At December 31, 2016, we allocated $1.6 million of ALLL to our purchased loan portfolio, compared to $1.2 million at December 31, 2015. At December 31, 2014 we had no ALLL for our purchased loan portfolio. Excluding purchased loans, our ALLL as a percentage of nonperforming loans and leases was 521% at December 31, 2016 compared to 452% at December 31, 2015 and 251% at December 31, 2014. Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on nonperforming loans.

In recent years, we have focused on loan transactions that include various combinations of (i) marquee properties, (ii) strong and capable sponsors or borrowers, (iii) low leverage, and (iv) defensive loan structure. At the same time, our loan portfolio has expanded throughout the United States and consists of a diversified portfolio in terms of geographic location. We consider this geographic diversification to be a substantial source of strength in regard to portfolio credit quality. Additionally, we have continued to focus on originating high quality loans at low leverage. At December 31, 2016, our ratios of weighted-average LTC and weighted-average LTV on construction loans with interest reserves, assuming such loans are ultimately fully funded, were approximately 50% and approximately 43%, respectively. Each of these factors mentioned above has contributed to our favorable asset quality ratios and net charge-off ratios in recent years. In addition, these factors have also helped to contribute to recent decreases in our ratio of ALLL to total non-purchased loans and leases.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this MD&A.  The provision for loan and lease losses for 2016 was $23.8 million, including $20.5 million for non-purchased loans and leases and $3.3 million for purchased loans, compared to $19.4 million in 2015, including $15.7 million for non-purchased loans and leases and $3.7 million for purchased loans, and $16.9 million in 2014, including $13.7 million for non-purchased loans and leases and $3.2 million for purchased loans.

Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases decreased to 0.78% at December 31, 2016 compared to 0.91% at December 31, 2015 and 1.33% at December 31, 2014, primarily as a result of the low level of net charge-offs in recent quarters, our conservative underwriting practices, our general trends in recent years of lower LTC and LTV ratios in our construction and development portfolio and generally improving economic conditions in many of our markets. While we believe our ALLL at December 31, 2016 and related provision for 2016 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

The following table is an analysis of the ALLL for the periods indicated.

Analysis of the ALLL

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$60,854	$52,918	$42,945	$38,738	$39,169
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(406)	(794)	(577)	(837)	(1,312)
Non-farm/non-residential	(323)	(857)	(1,357)	(1,111)	(1,226)
Construction/land development	(42)	(2,760)	(638)	(137)	(466)
Agricultural	(37)	(27)	(214)	(261)	(997)
Multifamily residential	—	(228)	—	(4)	—
Total real estate	(808)	(4,666)	(2,786)	(2,350)	(4,001)
Commercial and industrial	(118)	(2,762)	(720)	(922)	(1,323)
Consumer	(228)	(148)	(222)	(214)	(732)
Direct financing leases	(3,143)	(1,041)	(602)	(482)	(361)
Other	(1,744)	(1,474)	(793)	(359)	(219)
Total non-purchased loans and leases charged off	(6,041)	(10,091)	(5,123)	(4,327)	(6,636)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	52	86	135	106	107
Non-farm/non-residential	10	15	33	122	18
Construction/land development	68	83	11	174	106
Agricultural	—	—	14	14	141
Multifamily residential	14	—	—	4	—
Total real estate	144	184	193	420	372
Commercial and industrial	78	299	808	433	35
Consumer	37	54	80	104	238
Direct financing leases	36	27	49	33	2
Other	533	563	266	144	8
Total recoveries	828	1,127	1,396	1,134	655
Net non-purchased loans and leases charged off	(5,213)	(8,964)	(3,727)	(3,193)	(5,981)
Purchased loans charged off	(5,675)	(2,982)	(3,288)	(4,675)	(6,195)
Recoveries of purchased loans previously charged off	2,783	467	73	—	—
Net purchased loans charged off	(2,892)	(2,515)	(3,215)	(4,675)	(6,195)
Net charge-offs – total loans and leases	(8,105)	(11,479)	(6,942)	(7,868)	(12,176)
Provision for loan and lease losses:
Non-purchased loans and leases	20,500	15,700	13,700	7,400	5,550
Purchased loans	3,292	3,715	3,215	4,675	6,195
Total provision	23,792	19,415	16,915	12,075	11,745
Balance, end of period	$76,541	$60,854	$52,918	$42,945	$38,738
ALLL allocated to non-purchased loans and leases	$74,941	$59,654	$52,918	$42,945	$38,738
ALLL allocated to purchased loans	1,600	1,200	—	—	—
Total ALLL	$76,541	$60,854	$52,918	$42,945	$38,738

The following is a summary of our net charge-off and various ALLL ratios for the periods indicated.

Net Charge-Off and ALLL Ratios

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net charge-offs of non-purchased loans and leases to total average non-purchased loans and leases(1)	0.06%	0.18%	0.12%	0.14%	0.30%
Net charge-offs of purchased loans to total average purchased loans	0.09	0.14	0.29	0.70	0.86
Net charge-offs of total loans and leases to total average loans and leases	0.07	0.17	0.16	0.26	0.46

ALLL for non-purchased loans and leases to total non-purchased loans and leases(2)	0.78	0.91	1.33	1.63	1.83
ALLL for purchased loans to total purchased loans	0.03	0.07	—	—	—
ALLL to total loans and leases	0.53	0.73	1.03	1.28	1.41
ALLL to nonperforming loans and leases(2)	521%	452%	251%	492%	425%

(1)	Excludes purchased loans and net charge-offs related to such loans.
(2)	Excludes purchased loans and ALLL allocated to such loans.

The following table sets forth the sum of the amounts of the ALLL as of the dates indicated. These allowance amounts have been computed using our internal grading system, specific impairment analyses, specific special reserve analyses and qualitative factor allocations.

Allocation of the ALLL

	December 31,
	2016		2015		2014		2013		2012
	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)
	(Dollars in thousands)
ALLL for non-purchased loans and leases:
Real estate:
Residential 1-4 family	$10,225	5.0%	$8,672	5.4%	$5,482	7.1%	$4,701	9.5%	$4,820	12.9%
Non-farm/ non- residential	21,555	24.8	16,796	30.8	17,190	37.8	13,633	41.9	10,107	38.1
Construction/ land development	20,673	49.6	18,176	43.3	15,960	35.5	12,306	27.4	12,000	27.4
Agricultural	2,787	1.0	3,388	1.1	2,558	1.2	3,000	1.8	2,878	2.4
Multifamily residential	2,447	4.5	3,031	6.8	2,147	5.3	2,504	7.9	2,030	6.7
Commercial and industrial	2,359	2.4	2,574	3.5	4,873	7.2	2,855	4.7	3,655	7.6
Consumer	1,945	2.3	707	0.4	818	0.6	917	1.0	1,015	1.4
Direct financing leases	10,684	1.4	3,835	2.3	2,989	2.9	2,266	3.3	2,050	3.2
Other	2,266	9.0	2,475	6.4	901	2.4	763	2.5	183	0.3
Total ALLL for non- purchased loans and leases	74,941		59,654		52,918		42,945		38,738
ALLL for purchased loans	1,600		1,200		—		—		—
Total ALLL	$76,541		$60,854		$52,918		$42,945		$38,738

(1)	Excludes purchased loans.

The amounts shown in the previous table are not necessarily indicative of the actual future losses that may occur within particular categories. Prior to December 31, 2015, we had no allocation of our ALLL to purchased loans because all losses had been charged off on purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from our expectations established in conjunction with the deterioration of the Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

We maintain an internally classified loan and lease list that, along with the list of nonaccrual loans and leases, the list of impaired loans and leases and the list of loans and leases with specific reserves, helps us assess the overall quality of the loan and lease portfolio and the adequacy of our ALLL. Loans and leases classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize collectability of the loan or lease. Loans and leases classified as “doubtful” have characteristics similar to substandard loans and leases, but also have an increased risk that a loss may occur or at least a portion of the loan or lease may require a charge-off if liquidated. Although loans and leases classified as substandard do not duplicate loans and leases classified as doubtful, both substandard and doubtful loans and leases may include some that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans and leases classified as “loss” are charged off. At December 31, 2016 substandard loans and leases, excluding purchased loans, not designated as impaired, nonaccrual or 90 days past due, totaled $9.8 million, compared to $10.3 million at December 31, 2015 and $11.7 million at December 31, 2014. No loans or leases were designated as doubtful or loss at December 31, 2016, 2015 or 2014.

Administration of our lending function is the responsibility of the Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”), Director of Community Banking (“Dir-CB”) and certain other lenders. Such officers and lenders perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee. Loan or lease authority is granted to the CEO, CCO, CLO and Dir-CB by the board of directors. The loan or lease authorities of other lending officers are granted by the directors’ loan committee on the recommendation of appropriate senior officers.

Loans and leases and aggregate loan and lease relationships exceeding $10 million up to the limits established by our board of directors must be approved by the Directors’ Loan Committee. The Directors’ Loan Committee consists of five or more directors and our CCO. At least quarterly the board of directors or the Directors’ Loan Committee reviews summary reports of past due loans and leases, internally classified and watch list loans and leases, activity in our ALLL and various other loan and lease reports.

Our compliance and loan review officers are responsible for our bank subsidiary’s compliance and loan review functions. Periodic reviews are scheduled for the purpose of evaluating asset quality and effectiveness of loan and lease administration. The compliance and loan review officers prepare reports that identify deficiencies, establish recommendations for improvement and outline management’s proposed action plan for curing the identified deficiencies. These reports are provided to and reviewed by our risk committee.

Investment Securities

At December 31, 2016, 2015 and 2014, we classified all of our investment securities portfolio as available for sale. Accordingly, our investment securities are reported at estimated fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. Our investment in the “CRA qualified investment fund” includes shares held in a mutual fund that qualify under the Community Reinvestment Act of 1977 for community reinvestment purposes.  Our holdings of “other equity securities” include FHLB and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	December 31,
	2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Obligations of states and political subdivisions	$946,886	$919,013	$415,095	$427,278	$555,335	$573,209
U.S. Government agency securities	547,297	535,490	146,265	146,950	245,854	251,233
Corporate obligations	10,086	9,915	3,562	3,562	654	654
CRA qualified investment fund	1,061	1,034	1,038	1,028	—	—
Other equity securities	6,160	6,160	23,530	23,530	14,225	14,225
Total	$1,511,490	$1,471,612	$589,490	$602,348	$816,068	$839,321

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $8.7 million and gross unrealized losses of $48.6 million at December 31, 2016; gross unrealized gains of $14.0 million and gross unrealized losses of $1.2 million at December 31, 2015; and gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014. We believe that all of the unrealized losses on individual investment securities at December 31, 2016, 2015 and 2014 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of our investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents the unaccreted discount and unamortized premium of our investment securities as of the dates indicated.

Unaccreted Discount and Unamortized Premium

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
December 31, 2016:
Obligations of states and political subdivisions	$946,886	$6,124	$(36,567)	$916,443
U.S. Government agency securities	547,297	119	(19,002)	528,414
Corporate obligations	10,086	5,500	(72)	15,514
CRA qualified investment fund	1,061	—	—	1,061
Other equity securities	6,160	—	—	6,160
Total	$1,511,490	$11,743	$(55,641)	$1,467,592
December 31, 2015:
Obligations of states and political subdivisions	$415,095	$6,165	$(4,747)	$416,513
U.S. Government agency securities	146,265	227	(4,363)	142,129
Corporate obligations	3,562	25	(9)	3,578
CRA qualified investment fund	1,038	—	—	1,038
Other equity securities	23,530	—	—	23,530
Total	$589,490	$6,417	$(9,119)	$586,788

We recognized premium amortization, net of discount accretion, of $6.6 million during 2016, $0.4 million during 2015 and $0.6 million during 2014. Any premium amortization or discount accretion is considered an adjustment to the yield of our investment securities.

We had net gains of $4,000 in 2016 from the sale of approximately $0.5 million of investment securities, compared to net gains of $5.5 million in 2015 from the sale of approximately $197 million of investment securities and net gains of $0.1 million in 2014 from the sale of approximately $56 million of investment securities.  Investment securities totaling $182 million in 2016, $160 million in 2015 and $103 million in 2014 matured or were called by the issuer. We purchased investment securities totaling $652 million in 2016, $92 million in 2015 and $56 million in 2014.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at December 31, 2016 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$162,438	$412,107	$160,438	$17,566	$166,464	$919,013
U.S. Government agency securities	50,448	485,042	—	—	—	535,490
Corporate obligations	—	—	519	9,396	—	9,915
CRA qualified investment fund	—	—	—	—	1,034	1,034
Other equity securities	6,160	—	—	—	—	6,160
Total	$219,046	$897,149	$160,957	$26,962	$167,498	$1,471,612
Percentage of total	14.9%	60.9%	11.0%	1.8%	11.4%	100.0%
Cumulative percentage of total	14.9%	75.8%	86.8%	88.6%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
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

The following table reflects the expected maturity distribution of our investment securities, at estimated fair value, at December 31, 2016 and weighted-average yields (for tax-exempt obligations on a FTE basis) of such securities. The maturity for all investment securities is shown based on each security’s contractual maturity date, except (1) equity securities with no contractual maturity date which are shown in the longest maturity category, (2) U.S. Government agency securities collateralized by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds based on interest rate levels at December 31, 2016, and (3) callable investment securities for which the Company has received notification of call are included in the maturity category in which the call occurs or is expected to occur. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average yields – FTE are calculated based on the coupon rate and amortized cost for such securities and do not include any projected discount accretion or premium amortization.

Expected Maturity Distribution of Investment Securities

	1 Year Or Less	Over 1 Through 5 Years	Over 5 Through 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$9,249	$70,380	$142,042	$697,342	$919,013
U.S. Government agency securities	71,416	231,701	176,205	56,168	535,490
Corporate obligations	—	3,000	2,963	3,952	9,915
CRA qualified investment fund	—	—	—	1,034	1,034
Other equity securities(1)	—	—	—	6,160	6,160
Total	$80,665	$305,081	$321,210	$764,656	$1,471,612
Percentage of total	5.5%	20.7%	21.8%	52.0%	100.0%
Cumulative percentage of total	5.5%	26.2%	48.0%	100.0%
Weighted-average yield – FTE	2.39%	2.57%	3.10%	4.60%	3.73%

(1)	Includes approximately $5.8 million of FHLB stock which has historically paid quarterly dividends at a variable rate approximating the federal funds rate.

Deposits

Our lending and investing activities are funded primarily by deposits. On July 20, 2016, we assumed $3.27 billion of deposits as a result of our acquisition of C&S and on July 21, 2016, we assumed $1.30 billion of deposits as a result of our acquisition of C1.  On February 10, 2015, we assumed $1.18 billion of deposits as a result of our acquisition of Intervest, and on August 5, 2015, we assumed $289 million of deposits as a result of our acquisition of BCAR.  On May 16, 2014, we assumed $970 million of deposits as a result of our acquisition of Summit.  Additionally, we continued to grow our existing deposit base to fund growth of our non-purchased loans and leases.  Excluding deposits acquired in acquisitions, our deposits increased $3.04 billion in 2016, $1.00 billion in 2015 and $554 million in 2014. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of total deposits are reflected in the following table.

Deposits

	December 31,
	2016		2015		2014
	(Dollars in thousands)
Non-interest bearing	$2,589,458	16.6%	$1,515,482	19.0%	$1,145,454	20.8%
Interest bearing:
Transaction (NOW)	2,751,283	17.7	1,398,104	17.5	1,031,255	18.8
Savings and money market	5,297,074	34.0	2,619,400	32.9	1,861,734	33.9
Time deposits less than $100,000	1,741,307	11.2	921,680	11.6	660,711	12.0
Time deposits of $100,000 or more	3,195,759	20.5	1,516,802	19.0	797,228	14.5
Total deposits	$15,574,881	100.0%	$7,971,468	100.0%	$5,496,382	100.0%

At December 31, 2016, we had outstanding brokered deposits of $1.99 billion, compared to $677 million at December 31, 2015 and $210 million at December 31, 2014.

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

The following table reflects the average balance and average rate paid for each deposit category shown for the years indicated.

Average Deposit Balances and Rates

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing	$2,006,933	—	$1,301,574	—	$989,073	—
Interest bearing:
Transaction (NOW)	1,829,321	0.29%	1,226,592	0.19%	979,500	0.13%
Savings and money market	4,068,500	0.37	2,330,445	0.24	1,584,750	0.34
Time deposits less than $100,000	1,448,166	0.58	880,189	0.38	541,938	0.28
Time deposits of $100,000 or more	2,439,447	0.82	1,244,879	0.51	558,389	0.29
Total deposits	$11,792,367	0.50	$6,983,679	0.31	$4,653,650	0.23

The following table sets forth, by time remaining to maturity, time deposits of $100,000 and over as of the date indicated.

Maturity Distribution of Time Deposits of $100,000 and Over

December 31, 2016
(Dollars in thousands)
3 months or less	$741,575
Over 3 to 6 months	715,786
Over 6 to 12 months	1,170,455
Over 12 months	567,943
Total	$3,195,759

The amount and percentage of our deposits by state of originating office, as of the dates indicated, are reflected in the following table.

Deposits by State of Originating Office

	December 31,
	2016		2015		2014
Deposits Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$6,309,230	40.5%	$3,783,703	47.5%	$2,912,291	53.0%
Georgia	3,714,963	23.9	722,675	9.1	675,801	12.3
Texas	2,056,956	13.2	1,312,538	16.5	996,908	18.1
Florida	2,015,492	12.9	739,955	9.3	141,266	2.6
North Carolina	890,091	5.7	838,361	10.5	599,184	10.9
New York	378,348	2.4	399,933	5.0	—	—
Alabama	107,458	0.7	110,283	1.4	124,469	2.3
South Carolina	102,343	0.7	64,020	0.7	46,463	0.8
Total	$15,574,881	100.0%	$7,971,468	100.0%	$5,496,382	100.0%

Other Interest Bearing Liabilities

We also rely on other interest bearing liabilities to fund our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB advances and, to a lesser extent, federal funds purchased), subordinated notes and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the years indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$64,044	0.14%	$73,995	0.10%	$63,869	0.09%
Other borrowings(1)	46,949	2.49	187,608	3.26	281,829	3.78
Subordinated notes	116,679	5.83	—	—	—	—
Subordinated debentures	117,958	3.73	111,409	3.29	64,950	2.61
Total other interest bearing liabilities	$345,630	3.60	$373,012	2.64	$410,648	3.02

(1)

Included in other borrowings at December 31, 2016 are FHLB advances that contain quarterly call features and mature as follows: 2017, $20 million at 3.16% weighted-average rate; and 2018, $20 million at 2.53% weighted-average rate.

On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”) for net proceeds of $222.3 million after underwriter discounts and offering expenses.  The Notes are unsecured, subordinated debt obligations of the Company and will mature on July 1, 2026.  The Notes will bear interest at an initial rate of 5.50% per annum.  Beginning July 1, 2021, the Notes will bear interest at a floating rate equal to three-month LIBOR plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.  Debt issuance costs of $2.7 million are being amortized, using a level-yield methodology over the estimated holding period of seven years, as an increase in interest expense on the Notes.

The decrease in other borrowings during 2015 compared to 2014 was due to our prepaying of $30 million in FHLB borrowings during the first quarter of 2015 and $120 million of FHLB borrowings during the fourth quarter of 2015.  The increase in subordinated debentures in 2015 compared to 2014 is due to $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

Capital Resources and Liquidity

Capital Resources

Subordinated Notes.  On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of our Notes. The Notes are unsecured, subordinated debt obligations and mature on July 1, 2026.  From and including the date of issuance to, but excluding July 1, 2021, the Notes bear interest at an initial rate of 5.50% per annum.  From and including    July 1, 2021 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.

We may, beginning with the interest payment date of July 1, 2021, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding the date of redemption. We may also redeem the Notes at any time, including prior to July 1, 2021, at our option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent us from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) we are required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes provide us with additional Tier 2 regulatory capital to support our expected future growth.

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At December 31, 2016, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at December 31, 2016	Carrying Value of Subordinated Debentures at December 31, 2016	Trust Preferred Securities of the Trusts	Contractual Interest Rate at December 31, 2016	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.90%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.83	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	3.14	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.56	December 15, 2036
Intervest II	15,464	(545)	14,919	15,000	3.94	September 17, 2033
Intervest III	15,464	(630)	14,834	15,000	3.78	March 17, 2034
Intervest IV	15,464	(1,146)	14,318	15,000	3.40	September 20, 2034
Intervest V	10,310	(1,089)	9,221	10,000	2.61	December 15, 2036
	$121,652	$(3,410)	$118,242	$118,000

Our subordinated debentures and trust preferred securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide us additional regulatory capital to support our expected future growth and expansion. See “Capital Compliance–Regulatory Capital” in this MD&A for a discussion of our trust preferred securities and their inclusion in our regulatory capital.

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

Calculation of Tangible Common Stockholders’ Equity

and the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$2,791,607	$1,464,631	$908,390
Less intangible assets:
Goodwill	(660,119)	(125,442)	(78,669)
Core deposit and other intangibles, net of accumulated amortization	(60,831)	(26,898)	(26,907)
Total intangibles	(720,950)	(152,340)	(105,576)
Total tangible common stockholders’ equity	$2,070,657	$1,312,291	$802,814
Total assets	$18,890,142	$9,879,459	$6,766,499
Less intangible assets:
Goodwill	(660,119)	(125,442)	(78,669)
Core deposit and other intangibles, net of accumulated amortization	(60,831)	(26,898)	(26,907)
Total intangibles	(720,950)	(152,340)	(105,576)
Total tangible assets	$18,169,192	$9,727,119	$6,660,923
Ratio of total common stockholders’ equity to total assets	14.78%	14.83%	13.42%
Ratio of total tangible common stockholders’ equity to total tangible assets	11.40%	13.49%	12.05%

Calculation of Total Tangible Common

Stockholders’ Equity and Tangible Book

Value per Common Share

	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$2,791,607	$1,464,631	$908,390	$629,060	$507,664
Less intangible assets:
Goodwill	(660,119)	(125,442)	(78,669)	(5,243)	(5,243)
Core deposit and other intangibles, net of accumulated amortization	(60,831)	(26,898)	(26,907)	(13,915)	(6,584)
Total intangibles	(720,950)	(152,340)	(105,576)	(19,158)	(11,827)
Total tangible common stockholders’ equity	$2,070,657	$1,312,291	$802,814	$609,902	$495,837
Common shares outstanding	121,268	90,612	79,924	73,712	70,544
Book value per common share	$23.02	$16.16	$11.37	$8.53	$7.18
Tangible book value per common share	$17.08	$14.48	$10.04	$8.27	$7.03

Calculation of Return on Average

Tangible Common Stockholders’ Equity

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net income available to common stockholders	$269,979	$182,253	$118,606	$91,237	$77,044
Average common stockholders’ equity before noncontrolling interest	$2,068,328	$1,217,475	$786,430	$560,351	$458,595
Less average intangible assets:
Goodwill	(363,324)	(118,013)	(51,793)	(5,243)	(5,243)
Core deposit and other intangibles, net of accumulated amortization	(43,623)	(28,660)	(21,651)	(9,661)	(6,774)
Total average intangibles	(406,947)	(146,673)	(73,444)	(14,904)	(12,017)
Average tangible common stockholders’ equity	$1,661,381	$1,070,802	$712,986	$545,447	$446,578
Return on average common stockholders’ equity	13.05%	14.97%	15.08%	16.28%	16.80%
Return on average tangible common stockholders’ equity	16.25%	17.02%	16.63%	16.73%	17.25%

Common Stock Dividend Policy. In 2016 we paid dividends of $0.63 per common share, compared to $0.55 per common share in 2015 and $0.47 per common share in 2014.  On January 3, 2017, our board of directors approved a dividend of $0.17 per common share that was paid on January 27, 2017 to shareholders of record on January 20, 2017. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors. See Note 19 to the Consolidated Financial Statements included in “Item 8. Financial Statement and Supplementary Data” of this Annual Report on Form 10-K for a discussion of dividend restrictions.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and, prior to the third quarter of 2016, $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of, or no longer be considered, qualifying tier 1 capital for certain institutions depending on the size of the institution as measured by total assets. As a result of our acquisitions of C&S on July 20, 2016 and C1 on July 21, 2016, our total assets exceeded $15 billion. Accordingly, pursuant to the Basel III Rules, our trust preferred securities are no longer included in tier 1 capital as of September 30, 2016, but continue to be included in total capital.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us and our subsidiary bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.5% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%. Additionally, in order to be considered well-capitalized under the Basel III Rules, we must maintain (i) a ratio of common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0% and (iv) a leverage ratio of at least 5.0%.

The following table presents actual and required capital ratios as of December 31, 2016 and 2015 for the Company and the Bank under the Basel III Rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and 2015, respectively, based on the phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Tier 1 leverage to average assets:
Company	$2,093,548	11.99%	$698,438	4.00%	$698,438	4.00%	N/A	N/A
Bank	2,405,095	13.77	698,597	4.00	698,597	4.00	$873,246	5.00%
Common equity tier 1 to risk- weighted assets:
Company	2,093,548	9.99	1,074,382	5.125	1,467,448	7.00	N/A	N/A
Bank	2,405,095	11.48	1,073,635	5.125	1,466,428	7.00	1,361,684	6.50
Tier 1 capital to risk-weighted assets:
Company	2,093,548	9.99	1,388,835	6.625	1,781,902	8.50	N/A	N/A
Bank	2,405,095	11.48	1,387,870	6.625	1,780,663	8.50	1,675,918	8.00
Total capital to risk-weighted assets:
Company	2,513,089	11.99	1,808,106	8.625	2,201,173	10.50	N/A	N/A
Bank	2,481,636	11.85	1,806,849	8.625	2,199,643	10.50	2,094,898	10.00

December 31, 2015:
Tier 1 leverage to average assets:
Company	$1,417,940	14.96%	$379,116	4.00%	$379,116	4.00%	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	$473,625	5.50%
Common equity tier 1 to risk- weighted assets:
Company	1,316,373	10.79	549,200	4.50	854,311	7.00	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	792,769	6.50
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00

Liquidity

General. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility we may be unable to satisfy current or future funding requirements and needs. ALCO has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk) position and capital.  Our Investment Committee, which reports to our board of directors, has primary responsibility for oversight of our investment portfolio functions.

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and the cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and liquidity and funds management policy, including a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases, and cash flows from of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At December 31, 2016, we had $10.07 billion in unfunded balances on loans already closed, the vast majority of which is attributable to construction loans for which construction has commenced. In most cases the borrower’s equity and all other required subordinated elements of the capital structure must be fully funded before we advance funds. Typically we are the last to advance funds and the first to be repaid. In many cases we do not advance funds on loans for many months after closing because the borrower’s equity and other funding sources must fund first. This conservative practice for handling construction loans has led to the large unfunded balance of closed loans. As a result, we maintain a detailed 36-month forward funding forecast projecting all loan fundings and loan pay downs and pay offs. Our ability to project monthly net portfolio growth with a substantial degree of accuracy is an important part of our liquidity management process.

At December 31, 2016, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $4.78 billion of available blanket borrowing capacity with the FHLB, (2) $593 million of investment securities available to pledge for federal funds or other borrowings, (3) $230 million of available unsecured federal funds borrowing lines and (4) up to $169 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the secondary funding sources described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $242 million in 2016, $201 million in 2015 and $97 million in 2014. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in various operating assets and liabilities. The increase in net cash provided by operating activities for 2016 compared to 2015 and for 2015 compared to 2014 was primarily due to growth in our net income from $119 million in 2014 to $182 million in 2015 to $270 million in 2016.

Investing activities used net cash of $2.28 billion in 2016, $1.33 billion in 2015 and $565 million in 2014. The increase in net cash used by investing activities in 2016 compared to 2015 and in 2015 compared to 2014 was primarily the result of growth in our non-purchased loans and leases, which used $3.03 billion in 2016, compared to $2.58 billion in 2015 and $1.37 billion in 2014. BOLI purchases used $145 million in 2016 and $100 million in 2015 (none in 2014).  Additionally, the net activity in our investment securities portfolio used $469 million in 2016, but provided $270 million in 2015 and $103 million in 2014.  We received net payments on purchased loans totaling $1.16 billion in 2016, $719 million in 2015 and $468 million in 2014, and we received net cash in merger and acquisition transactions totaling $204 million in 2016, $300 million in 2015 and $122 million in 2014.

Financing activities provided net cash of $2.82 billion in 2016, $1.07 billion in 2015 and $422 million in 2014. The increase in net cash provided by financing activities was primarily the result of growth of our deposits to fund our lending activities.  Our deposits provided $3.04 billion in 2016, $1.00 billion in 2015 and $554 million in 2014. In addition, during 2016, we received proceeds of $222 million from the issuance of our Notes, and during 2015, we received proceeds of $110 million from the sale of 2,098,436 shares of our common stock.

Contractual Obligations. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by contractual date with no consideration given to earlier call or prepayment features. Other obligations consist primarily of contractual obligations for capital expenditures, software contracts and various other contractual obligations.

Contractual Obligations

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time deposits(1)	$3,894,111	$796,133	$249,579	$10,356	$4,950,179
Deposits without a stated maturity(2)	10,638,130	—	—	—	10,638,130
Repurchase agreements with customers(1)	65,110	—	—	—	65,110
Other borrowings(1)	21,603	21,230	1,615	2	44,450
Subordinated notes (1)	19,147	25,094	25,094	281,444	350,779
Subordinated debentures(1)	4,216	7,878	7,878	171,520	191,492
Lease obligations	7,621	12,815	9,200	18,947	48,583
Other obligations	65,948	14,603	9,210	21,194	110,955
Total contractual obligations	$14,715,886	$877,753	$302,576	$503,463	$16,399,678

(1)

Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based upon interest rates in effect at December 31, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in interest rates. Future changes in interest rates could materially affect the contractual amounts to be paid.

(2)	Includes interest accrued and unpaid through December 31, 2016.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit (most of which are in the form of unfunded balances on loans already closed) and standby letters of credit. The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2016. Commitments to extend credit do not necessarily represent future cash requirements as these commitments may expire without being drawn.

Off-Balance Sheet Commitments

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Commitments to extend credit	$893,841	$6,353,559	$2,643,993	$178,650	$10,070,043
Standby letters of credit	53,116	1,096	53	—	54,265
Total commitments	$946,957	$6,354,655	$2,644,046	$178,650	$10,124,308

Growth and Expansion

De Novo Growth.  In 2015, we opened two loan production offices, one in Little Rock, Arkansas and one in Greensboro, North Carolina (which we closed in 2016), and we opened our fourth retail banking office in Houston, Texas. In 2016, we opened our first retail banking office in Siloam Springs, Arkansas, our third retail banking office in Fayetteville, Arkansas and our second retail banking office in Springdale, Arkansas, and we opened a RESG loan production office in San Francisco, California. We also acquired property in Little Rock, Arkansas in 2016 where we expect to construct a new corporate headquarters facility that is currently projected to be completed in 2019.  In January 2017, we consolidated our New York, New York RESG loan production office in with our retail banking office in New York, New York, and in February 2017, we opened a loan production office in Atlanta, Georgia for our mortgage lending team.  We also expect to open a retail banking office in McKinney, Texas in 2017, and we expect to replace leased facilities with Bank-owned facilities in Miami Beach, Florida and Harrisburg, North Carolina in 2017.

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

During 2016 we spent $45.2 million on capital expenditures for premises and equipment. Our capital expenditures for 2017 are expected to be in the range of $23 million to $35 million, including progress payments on construction projects expected to be completed in 2017 through 2019, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 15 acquisitions, including seven FDIC-assisted transactions.

In December 2012, we completed our acquisition of Genala Banc, Inc. (“Genala”) and its wholly-owned bank subsidiary, The Citizens Bank, for an aggregate of $13.4 million in cash and 847,232 shares of our common stock valued at $14.1 million. This was our first traditional acquisition since 2003. Genala operated one retail banking office in Geneva, Alabama.

In July 2013, we completed our acquisition of The First National Bank of Shelby (“First National Bank”) for an aggregate of $8.4 million of cash and 2,514,770 shares of our common stock valued at $60.1 million.  The First National Bank acquisition expanded our service area in North Carolina by adding 14 retail banking offices in Shelby, North Carolina and surrounding communities.  We subsequently closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares and its wholly-owned bank subsidiary, OMNIBANK, N.A., for $21.5 million in cash.  The Bancshares acquisition expanded our service area in South Texas by adding three retail banking offices in Houston and one retail banking office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit and its wholly-owned bank subsidiary, Summit Bank, for an aggregate of $42.5 million in cash and 5,765,846 shares of our common stock valued at $166.4 million.  The Summit acquisition expanded our service area in central, south and western Arkansas by adding 23 banking locations and one loan production office.  We subsequently closed eight Arkansas banking offices in locations where we had excess branch capacity, six of which were acquired in the Summit acquisition, and we closed the loan production office acquired in the Summit acquisition.

In February 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary, Intervest National Bank, for 6,637,243 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million.  The Intervest acquisition added seven retail banking offices, including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.  We subsequently closed one of the acquired offices in Clearwater, Florida.

In August 2015, we completed our acquisition of BCAR and its wholly-owned bank subsidiary, Bank of the Carolinas, for 1,447,620 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million.  The BCAR acquisition expanded our operations in North Carolina by adding eight retail banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

In July 2016, we completed our acquisition of C&S and its wholly-owned bank subsidiary, Community & Southern Bank, for 20,983,815 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $800.3 million.  The C&S acquisition expanded our operations in Georgia by adding 46 retail banking offices throughout Georgia and one retail banking office in Jacksonville, Florida. We subsequently closed five retail banking offices in Georgia where we had excess branch capacity, including three that were acquired in the C&S acquisition.

In July 2016, we also completed our acquisition of C1 and its wholly-owned bank subsidiary, C1 Bank, for 9,370,587 shares of our common stock (plus cash in lieu of fractional and de minimus shares), net of shares redeemed in exchange for the sale of certain C1 Bank loans, in a transaction valued at approximately $376.1 million.  The C1 acquisition expanded our operations in Florida by adding 33 retail banking offices on the west coast of Florida and in Miami-Dade and Orange Counties.

Future Growth Strategy. We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and metropolitan areas across the United States where we currently do not have offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely Seattle, Washington, D.C., Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value and diluted earnings per share, or strategic in location, or both.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of certain recently issued accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by “Item 1A. Risk Factors” and the section captioned “Forward-Looking Information” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

Interest Rate Risk

A significant form of market risk is interest rate risk.  Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indices. Interest rate risk management is the responsibility of our ALCO.

ALCO regularly reviews our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. ALCO uses an earnings simulation model to analyze our interest rate risk and interest rate sensitivity.  ALCO reports to the full Board quarterly.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and rate sensitive liabilities will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) the timing and amount of cash flows expected to be received on purchased loans, (8) the need for additional capital and/or debt to support continued growth and (9) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, up 500 bps, down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps. Based on current conditions, we believe that modeling our change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2017. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	17.0%
+400	13.6
+300	10.1
+200	6.6
+100	3.2
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related notes presented in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K have been prepared in accordance with GAAP. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the vast majority of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bank of the Ozarks, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Bank of the Ozarks, Inc. and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on the Company’s Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Report of Management on the Company’s Internal Control Over Financial Reporting, management has excluded Community & Southern Holdings, Inc. and C1 Financial, Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because they were assets acquired by the Company in multiple purchase business combinations during 2016.  We have also excluded Community & Southern Holdings, Inc. and C1 Financial, Inc. from our audit of internal control over financial reporting.  The total assets and total interest income of the acquired assets represent 18% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 1, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited the accompanying consolidated balance sheets of Bank of the Ozarks, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Ozarks, Inc. at December 31, 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 19, 2016	/s/ Crowe Horwath LLP

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$814,255	$89,122
Interest earning deposits	52,105	1,866
Cash and cash equivalents	866,360	90,988
Investment securities – available for sale (“AFS”)	1,471,612	602,348
Non-purchased loans and leases	9,605,093	6,528,634
Purchased loans	4,958,022	1,806,037
Allowance for loan and lease losses	(76,541)	(60,854)
Net loans and leases	14,486,574	8,273,817
Premises and equipment, net	504,086	296,238
Foreclosed assets	43,702	22,870
Accrued interest receivable	51,919	25,499
Bank owned life insurance (“BOLI”)	580,945	300,427
Intangible assets, net	720,950	152,340
Other, net	163,994	114,932
Total assets	$18,890,142	$9,879,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$2,589,458	$1,515,482
Savings and interest bearing transaction	8,048,355	4,017,504
Time	4,937,065	2,438,482
Total deposits	15,574,878	7,971,468
Repurchase agreements with customers	65,110	65,800
Other borrowings	41,903	204,540
Subordinated notes	222,516	—
Subordinated debentures	118,242	117,685
Accrued interest payable and other liabilities	72,622	52,172
Total liabilities	16,095,271	8,411,665
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock; $0.01 par value; 300,000,000 and 125,000,000 shares authorized; 121,267,616 and 90,612,388 shares issued at December 31, 2016 and 2015, respectively	1,213	906
Additional paid-in capital	1,901,880	755,995
Retained earnings	914,434	706,628
Accumulated other comprehensive income (loss)	(25,920)	7,959
Treasury stock, at cost, none at December 31, 2016 and 133,492 shares at December 31, 2015	—	(6,857)
Total stockholders’ equity before noncontrolling interest	2,791,607	1,464,631
Noncontrolling interest	3,264	3,163
Total stockholders’ equity	2,794,871	1,467,794
Total liabilities and stockholders’ equity	$18,890,142	$9,879,459

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$410,884	$244,638	$162,567
Purchased loans	222,350	134,745	98,212
Investment securities:
Taxable	11,373	13,131	11,125
Tax-exempt	17,582	17,164	19,489
Deposits with banks and federal funds sold	366	41	56
Total interest income	662,555	409,719	291,449
Interest expense:
Deposits	48,593	17,716	8,566
Repurchase agreements with customers	89	76	54
Other borrowings	1,169	6,111	10,642
Subordinated notes	6,801	—	—
Subordinated debentures	4,398	3,665	1,693
Total interest expense	61,050	27,568	20,955
Net interest income	601,505	382,151	270,494
Provision for loan and lease losses	23,792	19,415	16,915
Net interest income after provision for loan and lease losses	577,713	362,736	253,579
Non-interest income:
Service charges on deposit accounts	38,461	28,698	26,609
Mortgage lending income	8,054	6,817	5,187
Trust income	6,268	5,903	5,592
BOLI income	14,808	10,084	5,184
Other income from purchased loans, net	17,278	26,126	14,803
Net gains on investment securities	4	5,481	144
Gains on sales of other assets	4,156	14,753	6,023
Gain on merger and acquisition transaction	—	—	4,667
Other	13,370	7,153	16,674
Total non-interest income	102,399	105,015	84,883
Non-interest expense:
Salaries and employee benefits	122,832	87,953	76,884
Net occupancy and equipment	42,524	31,248	24,102
Other operating expenses	90,398	71,781	65,029
Total non-interest expense	255,754	190,982	166,015
Income before taxes	424,358	276,769	172,447
Provision for income taxes	154,278	94,455	53,859
Net income	270,080	182,314	118,588
Earnings attributable to noncontrolling interest	(101)	(61)	18
Net income available to common stockholders	$269,979	$182,253	$118,606
Basic earnings per common share	$2.59	$2.10	$1.53
Diluted earnings per common share	$2.58	$2.09	$1.52

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$270,080	$182,314	$118,588
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(52,736)	(4,491)	29,164
Tax effect of unrealized gains and losses on investment securities AFS	18,860	1,711	(11,272)
Reclassification of gains on investment securities AFS included in net income	(4)	(5,481)	(144)
Tax effect of reclassification of gains on investment securities AFS included in net income	1	2,088	56
Total other comprehensive income (loss)	(33,879)	(6,173)	17,804
Total comprehensive income	$236,201	$176,141	$136,392

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2013	$737	$143,017	$488,978	$(3,672)	$—	$3,470	$632,530
Net income	—	—	118,588	—	—	—	118,588
Earnings attributable to noncontrolling interest	—	—	18	—	—	(18)	—
Total other comprehensive income	—	—	—	17,804	—	—	17,804
Common stock dividends paid, $0.47 per share	—	—	(36,130)	—	—	—	(36,130)
Issuance of 452,000 shares of common stock for exercise of stock options	4	4,723	—	—	—	—	4,727
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	—	4,682	—	—	—	—	4,682
Stock-based compensation expense	—	5,675	—	—	—	—	5,675
Forfeiture of 5,200 shares of unvested restricted common stock	—	—	—	—	—	—	—
Repurchase of 72,268 shares of common stock	—	—	—	—	(2,349)	—	(2,349)
Issuance of 5,765,846 shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $87,000	58	166,257	—	—	—	—	166,315
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	182,314	—	—	—	182,314
Earnings attributable to noncontrolling interest	—	—	(61)	—	—	61	—
Total other comprehensive income (loss)	—	—	—	(6,173)	—	—	(6,173)
Common stock dividends paid, $0.55 per share	—	—	(47,079)	—	—	—	(47,079)
Dividend paid to non- controlling interest	—	—	—	—	—	(350)	(350)
Issuance of 365,375 shares of common stock for exercise of stock options	4	5,141	—	—	—	—	5,145
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349	—	—
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	—	7,049	—	—	—	—	7,049
Stock-based compensation expense	—	8,202	—	—	—	—	8,202
Forfeiture of 41,325 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 7,657 shares of common stock to non- employee directors	—	—	—	—	—	—	—
Repurchase of 133,492 shares of common stock	—	—	—	—	(6,857)	—	(6,857)
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, Inc., net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Issuance of 1,447,620 shares of common stock for acquisition of Bank of the Carolinas Corporation, net of issuance costs of $64,000	14	65,311	—	—	—	—	65,325
Issuance of 2,098,436 shares of common stock	21	109,979	—	—	—	—	110,000
Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794
Net income	—	—	270,080	—	—	—	270,080
Earnings attributable to noncontrolling interest	—	—	(101)	—	—	101	—
Total other comprehensive income (loss)	—	—	—	(33,879)	—	—	(33,879)
Common stock dividends paid, $0.63 per share	—	—	(62,173)	—	—	—	(62,173)
Issuance of 315,600 shares of common stock for exercise of stock options	3	6,159	—	—	—	—	6,162
Issuance of 218,761 shares of unvested restricted common stock	2	(6,859)	—	—	6,857	—	—
Excess tax benefit on exercise and forfeiture of stock options	—	3,576	—	—	—	—	3,576
Stock-based compensation expense	—	10,754	—	—	—	—	10,754
Forfeiture of 21,139 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 12,415 shares of common stock to non- employee directors	—	—	—	—	—	—	—
Repurchase and cancellation of 91,314 shares of common stock	—	(3,304)	—	—	—	—	(3,304)
Issuance of 20,983,815 shares of common stock for acquisition of Community & Southern Holdings, Inc., net of issuance costs of $395,000	209	787,337	—	—	—	—	787,546
Issuance of 9,370,587 shares of common stock, net of shares redeemed for certain loans, for acquisition of C1 Financial, Inc., net of issuance costs of $82,000	93	348,222	—	—	—	—	348,315
Balances – December 31, 2016	$1,213	$1,901,880	$914,434	$(25,920)	—	$3,264	$2,794,871

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$270,080	$182,314	$118,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,236	10,801	7,986
Amortization	9,796	6,660	4,996
Earnings attributable to noncontrolling interest	(101)	(61)	18
Provision for loan and lease losses	23,792	19,415	16,915
Provision for losses on foreclosed assets	3,610	3,803	1,299
Net amortization of investment securities AFS	6,562	379	646
Net gains on investment securities AFS	(4)	(5,481)	(144)
Originations of mortgage loans held for sale	(273,863)	(254,858)	(203,088)
Proceeds from sales of mortgage loans held for sale	263,825	255,406	207,451
Accretion of purchased loans	(70,467)	(51,823)	(62,775)
Gains on sales of other assets	(4,156)	(14,753)	(6,023)
Gain on merger and acquisition transaction	—	—	(4,667)
Gain on termination of Federal Deposit Insurance Corporation ("FDIC") loss share agreements	—	—	(7,996)
Prepayment penalty on Federal Home Loan Bank of Dallas ("FHLB") advances	—	8,853	8,062
Deferred income tax expense (benefit)	12,703	7,391	(258)
Increase in cash surrender value of BOLI	(13,999)	(7,795)	(5,184)
BOLI death benefits in excess of cash surrender value	(809)	(2,289)	—
Excess tax benefit on exercise of stock options and vesting of restricted common stock	(3,576)	(7,049)	(4,682)
Stock-based compensation expense	10,754	8,202	5,675
Changes in assets and liabilities:
Accrued interest receivable	(14,064)	(2,949)	(1,098)
Other assets, net	14,615	31,489	3,199
Accrued interest payable and other liabilities	(8,006)	13,523	17,846
Net cash provided by operating activities	241,928	201,178	96,766

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	$537	$202,943	$55,724
Proceeds from maturities/calls/paydowns of investment securities AFS	182,337	159,982	103,123
Purchases of investment securities AFS	(652,106)	(92,011)	(56,134)
Net increase of non-purchased loans and leases	(3,033,145)	(2,582,441)	(1,372,413)
Net payments received on purchased loans	1,161,051	718,695	467,706
Payments received from FDIC under loss share agreements	—	—	24,810
Net payment received from FDIC on termination of loss share agreements	—	—	20,425
Other net decreases in FDIC loss share receivable and assets previously covered by FDIC loss share	—	—	13,688
Purchases of premises and equipment	(45,171)	(16,804)	(18,067)
Proceeds from sales of other assets	41,013	73,721	73,559
Purchases of BOLI	(145,000)	(100,000)	—
Proceeds from BOLI death benefits	2,116	3,149	—
Cash received from (invested in) unconsolidated investments and noncontrolling interest	428	(1,759)	1,103
Net cash received in merger and acquisition transactions	203,695	299,810	121,918
Net cash used by investing activities	(2,284,245)	(1,334,715)	(564,558)
Cash flows from financing activities:
Net increase in deposits	3,038,009	1,001,548	553,675
Repayment of fixed-rate callable FHLB advances	—	(158,853)	(98,062)
Net (repayments of) proceeds from other borrowings	(386,206)	163,684	(483)
Net decrease in repurchase agreements with customers	(690)	(315)	(4,040)
Proceeds from exercise of stock options	6,162	5,145	4,727
Proceeds from issuance of common stock	—	110,000	—
Proceeds from issuance of subordinated notes	222,315	—	—
Excess tax benefit on exercise of stock options and vesting of restricted common stock	3,576	7,049	4,682
Repurchase and cancellation of shares of common stock	(3,304)	(6,857)	(2,349)
Cash dividends paid on common stock	(62,173)	(47,079)	(36,130)
Net cash provided by financing activities	2,817,689	1,074,322	422,020
Net increase (decrease) in cash and cash equivalents	775,372	(59,215)	(45,772)
Cash and cash equivalents – beginning of year	90,988	150,203	195,975
Cash and cash equivalents – end of year	$866,360	$90,988	$150,203

See accompanying notes to the Consolidated Financial Statements.

Bank of the Ozarks, Inc.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

1.	Summary of Significant Accounting Policies

Organization – Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). As of December 31, 2016, the Company owns eight 100%-owned finance subsidiary business trusts including Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of the Company’s acquisition of Intervest Bancshares Corporation (“Intervest”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). Each of the Trusts was formed in connection with the issuance of certain subordinated debentures and related trust preferred securities.  At December 31, 2016, the Company also owns, indirectly through the Bank, a subsidiary that holds the Company’s investment securities, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold loans, foreclosed assets or tax credits or engage in other activities. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. At December 31, 2016, the Company, through the Bank, conducted operations through 250 offices, including offices in Arkansas, Georgia, Florida, North Carolina, Texas, Alabama, South Carolina, New York and California.

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

The Consolidated Financial Statements include the accounts of the Company, the Bank, the investment subsidiary, the real estate subsidiary and the aircraft subsidiary. In addition, subsidiaries in which the Company has majority voting interest (principally defined as owning a voting or economic interest greater than 50%) or where the Company exercises control over the operating and financial policies of the subsidiary through an operating agreement or other means are consolidated. Investments in companies in which the Company has significant influence over voting and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and investments in limited partnerships and limited liability companies where the Company does not exercise control over the operating and financial policies are generally accounted for by the equity method of accounting. Investments in companies in which the Company has limited or no influence over voting and financing decisions (principally defined as owning a voting or economic interest less than 20%) and investments in limited partnerships and limited liability companies in which the Company’s interest is so minor such that it has virtually no influence over operating and financial policies are generally accounted for by the cost method of accounting. Significant intercompany transactions and amounts have been eliminated in consolidation.

The voting interest approach is not applicable for entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risk. In such instances, management makes a determination, based on its review of applicable GAAP, on when the assets, liabilities and activities of a variable interest entity (“VIE”) should be included in the Company’s Consolidated Financial Statements. GAAP requires a VIE to be consolidated by a company if that company has a controlling financial interest with both (1) the power to direct the activities of the entity that most significantly affects the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  A company that has a controlling financial interest is considered the primary beneficiary and consolidates the VIE. The Company has determined that the 100%-owned finance subsidiary Trusts are VIEs, but that the Company is not the primary beneficiary of the Trusts. Accordingly, the Company does not consolidate the activities of the Trusts into its financial statements, but instead reports its ownership interests in the Trusts as other assets and reports the subordinated debentures issued to the Trusts as a liability in the consolidated balance sheets. The distributions on the subordinated debentures are reported as interest expense in the accompanying consolidated statements of income.

Cash and cash equivalents – For cash flow purposes, cash and cash equivalents include cash on hand, amounts due from banks and interest earning deposits with banks.

Investment securities – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2016 and 2015, the Company has classified all of its investment securities as available for sale (“AFS”).

Investment securities AFS are reported at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed on a quarterly basis.

At December 31, 2016 and 2015, the Company owned stock in the Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”), which do not have readily determinable fair values and are carried at cost.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly by the Company for other-than-temporary impairment. Factors considered during such review include, among other things, the nature and cause of the unrealized loss, the length of time and extent that fair value has been less than cost and the credit quality, financial condition and near term prospects of the issuer. The Company also assesses whether it has the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly affect the Company’s financial condition, results of operations and liquidity.

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

Mortgage loans held for sale are included in the Company’s non-purchased loans and leases and totaled $20.4 million and $10.4 million at December 31, 2016 and 2015, respectively. Mortgage loans held for sale are carried at the lower of cost or fair value. Gains and losses from the sales of mortgage loans are the difference between the selling price of the loan and its carrying value, net of discounts and points, and are recognized as mortgage lending income when the loan is sold to investors and servicing rights are released.

As part of its standard mortgage lending practice, the Company issues a written put option, in the form of an interest rate lock commitment (“IRLC”), such that the interest rate on the mortgage loan is established prior to funding. In addition to the IRLC, the

Company enters into a forward sale commitment (“FSC”) for the sale of its mortgage loan originations to reduce its market risk and interest rate risk on such originations in process. The IRLC on mortgage loans held for sale and the FSC have been determined to be derivatives as defined by GAAP. Accordingly, the fair values of derivative assets and liabilities for the Company’s IRLC and FSC are based primarily on the fluctuation of interest rates between the date on which the particular IRLC and FSC were entered into and year-end. At December 31, 2016 and 2015, respectively, the Company’s IRLC and FSC derivative assets and corresponding derivative liabilities were not material. The notional amounts of loan commitments under both the IRLC and FSC were $19.2 million and $15.7 million at December 31, 2016 and 2015, respectively.

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

At the time of acquisition of purchased loans, management individually evaluates a substantial portion of loans acquired in the transaction. For those purchased loans without evidence of credit deterioration at the date of acquisition, fair value is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows.  For loans individually evaluated, a grade is assigned to each loan at the date of acquisition based on our internal grading system for purchased loans. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the assigned rating of the acquired institution’s risk rating adjusted for any estimated differences between our rating methodology and the acquired bank’s rating methodology.  The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not individually considered in the determination of the required allowance for loan and lease losses (“ALLL”). To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted or amortized into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased loans with evidence of credit deterioration at the date of acquisition, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value and quality of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

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

Management separately monitors purchased loans with evidence of credit deterioration on the date of acquisition and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased loans with evidence of credit deterioration at the date of acquisition on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, the Company continues to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

The Company’s internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans (including consumer construction loans on 1-4 family properties), consumer loans, indirect loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. The risk elements considered by management in its determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value (“LTV”) ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost (“LTC”) and LTV ratios (with significant emphasis placed on the LTC and LTV ratios for many of our construction and land development loans); (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry, the age, condition, value, nature, quality and marketability of collateral and, for certain loans, the marketability of such loans in any secondary market; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature, quality and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans are assigned an allowance allocation percentage based on past due status. For indirect loans, each individual loan is assigned a risk level based on the borrower’s individual credit score.  Each risk level is assigned a probability of default (“PD”) and an expected loss given default (“LGD”) based on the underlying collateral securing the loan.  Both the PD and the LGD factors are based on composite third-party information for similar loans and borrowers that have previously defaulted and the resulting loss from such default.

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

For purchased loans, management segregates this portfolio into loans that contain evidence of credit deterioration at the date of acquisition and loans that do not contain evidence of credit deterioration at the date of acquisition. Purchased loans with evidence of credit deterioration at the date of acquisition are regularly monitored and are periodically reviewed by management. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of Day 1 Fair Values, such determination will result in an allowance allocation or a partial or full charge-off.

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

At December 31, 2016 and 2015, respectively, the Company established an ALLL totaling $1.6 million and $1.2 million for its purchased loan portfolio.  Such ALLL was based on the Company’s historical charge-off analysis of its purchased loan portfolio and reflects management’s estimate of probable incurred losses in the purchased loan portfolio that had not previously been charged off or had otherwise been considered in establishing the Day 1 Fair Values.

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. The Company generally places a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of acquisition, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

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

The Company may also include specific ALLL allocations for qualitative factors.

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

The Company files consolidated tax returns. The Bank and the other consolidated entities provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable. The Company recognizes interest related to income tax matters as interest income or expense, and penalties related to income tax matters are recognized as non-interest expense. The Company is no longer subject to income tax examinations by U.S. federal tax authorities for years prior to 2013.

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

Intangible assets – Intangible assets consist of goodwill, bank charter costs, core deposit and intellectual property intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The Company had goodwill of $660.1 million and $125.4 million at December 31, 2016 and 2015, respectively. The Company performed its annual impairment test of goodwill as of September 30, 2016. This test indicated no impairment of the Company’s goodwill.

Bank charter costs represent costs paid to acquire a Texas bank charter and are being amortized over 20 years. Bank charter costs totaled $239,000 at both December 31, 2016 and 2015, less accumulated amortization of $156,000 and $144,000 at December 31, 2016 and 2015, respectively.

Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over three to seven years. Core deposit intangibles totaled $77.5 million and $41.5 million at December 31, 2016 and 2015, respectively, less accumulated amortization of $18.4 million and $14.7 million at December 31, 2016 and 2015, respectively.

Intellectual property intangibles represents amounts allocated to acquired intellectual property and are being amortized over three years.  Intellectual property intangibles totaled $1.9 million at December 31, 2016 (none at December 31, 2015), less accumulated amortization of $0.3 million at December 31, 2016 (none at December 31, 2015).

The aggregate amount of amortization expense for the Company’s core deposit, bank charter and intellectual property intangibles is expected to be $12.6 million in 2017, $12.6 million in 2018, $11.9 million in 2019, $9.1 million in 2020 and $6.4 million in 2021.

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

Segment disclosures – The Company operates in only one segment – community banking. Accordingly, there is no requirement to report segment information in the Company’s Consolidated Financial Statements.  No single external customer comprises more than 10% of the Company’s revenues.  Interest income on loans where the underlying collateral is located outside the United States was not material during 2016, 2015 or 2014.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The Company adopted the provisions of ASU 2015-01 beginning January 1, 2016.  The adoption of ASU 2015-01 did not have a significant effect on the Company’s financial position, results of operations, or its financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation analysis required under GAAP for certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. The Company adopted the provisions of ASU 2015-02 beginning January 1, 2016.  The adoption of ASU 2015-02 did not have a significant effect on the Company’s financial position, results of operations, or its financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements.  The Company adopted ASU 2015-03 and ASU 2015-15 beginning January 1, 2016.  ASU 2015-03 and ASU 2015-15 did not have a significant effect on the Company’s financial position, results of operations, or its financial statement disclosures.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  The Company adopted ASU 2015-16 beginning January 1, 2016.  The adoption of ASU 2015-16 did not have a significant effect on the Company’s financial position or results of operations. The Company has disclosed certain measurement period adjustments in the Notes to the Consolidated Financial Statements.

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

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet.  The right-of-use asset and related lease liability will be initially measured at the present value of the remaining lease payments; however, if the original term of the lease is less than twelve months and the lease does not contain a purchase option that is reasonably certain to be exercised, a lessee may account for the lease as an operating lease.  ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  While the Company continues to evaluate the effect that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures, the adoption of ASU 2016-02 is expected to result in leased assets and related lease liabilities to be included on its balance sheet, along with the related leasehold amortization and interest expense included in its statement of income.

In March 2016, FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement.  In addition, all tax-related cash flows, such as excess tax benefits, should be reported as operating activities rather than financing activity in the statement of cash flows.  Also, entities are allowed to make a policy election related to forfeitures to either estimate the number of awards expected to vest or account for forfeitures when they occur.  ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  The Company adopted ASU 2016-09 beginning January 1, 2017, including the provision to account for forfeitures as they occur.  The adoption of ASU 2016-09 did not have a significant effect on the Company’s financial position, results of operations, or its financial statement disclosures.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which significantly revises the guidance related to impairment of financial instruments.  The new guidance replaces the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The scope of ASU 2016-13 includes loans, including purchased loans with credit deterioration, available-for-sale debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230)” which FASB believes clarifies guidance on how certain transactions are classified within the statement of cash flows.  The standard addresses a number of cash flow presentation items including  a) debt prepayment and extinguishment, b) contingent consideration payments made after a business combination, c) proceeds from the settlement of insurance claims, corporate owned life insurance policies and BOLI policies, d) distributions received from equity method investees, e) classification of beneficial interest received in a securitization transaction and cash receipts from beneficial interest in securitized trade receivables and f) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted.   Since ASU 2016-15 applies to the classification of cash flows, no impact is anticipated on the Company’s financial position or results of operations; however, the Company is evaluating the effect, if any, on its statement of cash flows and its financial statement disclosures.

In January 2017, FASB issued ASU 2017-01 “Business Combinations (Topic 805), Clarifying the Definition of a Business” that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of identifiable assets is not considered a business.  In addition, the guidance requires that to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output.  The ASU removes the evaluation of whether a market participant could replace any of the missing elements.  ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the effect, if any, that ASU 2017-01 may have on its financial position, results of operations and its financial statement disclosures.

Reclassifications and recasts – Certain reclassifications of prior years’ amounts have been made to conform with the 2016 financial statements presentation. These reclassifications had no impact on prior years’ net income, as previously reported. During the fourth quarter of 2016, the Company revised its initial estimates regarding certain acquired assets and liabilities associated with its July 2016 acquisitions of Community & Southern Holdings, Inc.  (“C&S”) and C1 Financial, Inc. (“C1”).

2. Acquisitions

Community & Southern Holdings, Inc.

On July 20, 2016, the Company completed its acquisition of C&S and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at approximately $800.3 million. Pursuant to the terms of the merger agreement, the Company issued 20,983,815 shares of its common stock (plus cash in lieu of fractional shares) to C&S stockholders and to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards (net of shares withheld for taxes).  The acquisition of C&S provided the Company with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  On December 16, 2016, the Company closed five banking offices in Georgia, where it had excess branch capacity, including three that were acquired in the C&S acquisition.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by C&S, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, including adjustments made subsequent to the initial fair value adjustments, and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. Management continues to evaluate and may revise further, if necessary, one or more of the fair value adjustments in future periods.  To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

	July 20, 2016
	As Recorded by C&S	Fair Value Adjustments		Adjustments(1)	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$72,942	$—		$—	$72,942
Investment securities	447,674	4,063	a	—	451,737
Loans	3,090,579	(61,649)	b	3,617	3,032,547
Allowance for loan losses	(42,395)	42,395	b	—	—
Premises and equipment	73,238	31,969	c	(425)	104,782
Foreclosed assets	6,274	(521)	d	—	5,753
BOLI	86,596	(45)	e	—	86,551
Goodwill	44,514	(44,514)	f	—	—
Core deposit intangible asset	12,227	21,327	g	(358)	33,196
Deferred income taxes	23,298	(9,059)	h	(5,130)	9,109
Accrued interest receivable and other assets	38,226	(2,003)	i	1,258	37,481
Total assets acquired	3,853,173	(18,037)		(1,038)	3,834,098
Liabilities assumed:
Deposits	3,256,372	11,813	j	—	3,268,185
Other borrowings	90,000	—		—	90,000
Accrued interest payable and other liabilities	22,991	(585)	k	(1,262)	21,144
Total liabilities assumed	3,369,363	11,228		(1,262)	3,379,329
Net assets acquired	$483,810	$(29,265)		$224	454,769
Consideration paid:
Cash in lieu of fractional shares					(12,336)
Stock					(787,942)
Total consideration paid					(800,278)
Goodwill					$345,509

(1)	Represents adjustments, during the fourth quarter of 2016, of the initial fair value adjustments.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired held to maturity investment securities portfolio.

b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the evaluation of BOLI acquired.
f-	Adjustment reflects the elimination of previously recorded goodwill.
g-

Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition, net of the elimination of previously recorded core deposit intangible assets.

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

During the fourth quarter of 2016, management revised its initial estimates and assumptions regarding the recovery of certain acquired loans and acquired deferred tax assets, as well as revising the initial fair value adjustments of certain other acquired assets and assumed liabilities.  As a result of such revisions, management decreased the goodwill recorded in the C&S acquisition by $0.2 million.

Goodwill of $345.5 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the C&S acquisition and is the result of expected operational synergies, expansion of full service banking in Georgia and other factors. This goodwill is not expected to be deductible for tax purposes. Management continues to evaluate the fair value adjustments and the resultant fair values of acquired assets and assumed liabilities recorded in the C&S acquisition.  To the extent that management revises any of the fair value adjustments, the amount of goodwill recorded in the C&S acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of C&S beginning July 21, 2016 through the end of the reporting period. During 2016, C&S contributed approximately $86.5 million of net interest income and approximately $39.5 million of net income to the Company’s operating results.

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

	Year Ended December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$690,426	$555,075
Net income – pro forma (unaudited)	$329,199	$245,847
Diluted earnings per common share – pro forma (unaudited)	$2.83	$2.27

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by C1, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, including adjustments made subsequent to the initial fair value adjustments, and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. Management continues to evaluate and may revise further, if necessary, one or more of the fair value adjustments in future periods.  To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

	July 21, 2016
	As Recorded by C1	Fair Value Adjustments		Adjustments(1)	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$143,592	$—		$—	$143,592
Investment securities	7,618	(28)	a	—	7,590
Loans	1,353,498	(40,456)	b	(1,238)	1,311,804
Allowance for loan losses	(7,307)	7,307	b	—	—
Premises and equipment	63,943	13,690	c	(300)	77,333
Foreclosed assets	21,704	(1,656)	d	—	20,048
BOLI	36,280	—		—	36,280
Core deposit and other intangible assets	576	9,198	e	—	9,774
Deferred income taxes	1,608	8,288	f	2,100	11,996
Accrued interest receivable and other assets	12,182	(3,124)	g	—	9,058
Total assets acquired	1,633,694	(6,781)		562	1,627,475
Liabilities assumed:
Deposits	1,294,439	2,779	h	—	1,297,218
Other borrowings	131,010	2,558	i	—	133,568
Accrued interest payable and other liabilities	4,775	1,040	j	3,104	8,919
Total liabilities assumed	1,430,224	6,377		3,104	1,439,705
Net assets acquired	$203,470	$(13,158)		$(2,542)	187,770
Consideration paid:
Cash and shares redeemed for Brazilian loans					(27,694)
Stock					(348,397)
Total consideration paid					(376,091)
Goodwill					$188,321

(1)	Represents adjustments, during the fourth quarter of 2016, of the initial fair value adjustments.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-

Adjustment reflects the fair value adjustment for the core deposit and intellectual property intangible assets recorded as a result of the acquisition, net of the elimination of previously recorded intangible assets.

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

During the fourth quarter of 2016, management revised its initial estimates and assumptions regarding the recovery of certain acquired loans and acquired deferred tax assets, as well as revising the initial fair value adjustments of certain other acquired assets and assumed liabilities.  As a result of such revisions, management increased the goodwill recorded in the C1 acquisition by $2.5 million.

Goodwill of $188.3 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the C1 acquisition and is the result of expected operational synergies, expansion of full service banking throughout the west coast of Florida and in Miami-Dade and Orange counties, the acquisition of the former C1 labs innovation group and other factors. This goodwill is not expected to be deductible for tax purposes. Management continues to evaluate the fair value adjustments and the resultant fair values of acquired assets and assumed liabilities recorded in the C1 acquisition. To the extent that management revises any of the fair value adjustments, the amount of goodwill recorded in the C1 acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of C1 beginning July 22, 2016 through the end of the reporting period. During 2016, C1 contributed approximately $35.1 million of net interest income and approximately $13.9 million of net income to the Company’s operating results.

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

	Year Ended December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$644,670	$461,762
Net income – pro forma (unaudited)	$295,823	$211,162
Diluted earnings per common share – pro forma (unaudited)	$2.69	$2.18

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2016:
Obligations of states and political subdivisions	$946,886	$7,785	$(35,658)	$919,013
U.S. Government agency securities	547,297	962	(12,769)	535,490
Corporate obligations	10,086	—	(171)	9,915
CRA qualified investment fund	1,061	—	(27)	1,034
Other equity securities	6,160	—	—	6,160
Total investment securities AFS	$1,511,490	$8,747	$(48,625)	$1,471,612
December 31, 2015:
Obligations of states and political subdivisions	$415,095	$12,321	$(138)	$427,278
U.S. Government agency securities	146,265	1,720	(1,035)	146,950
Corporate obligations	3,562	—	—	3,562
CRA qualified investment fund	1,038	—	(10)	1,028
Other equity securities	23,530	—	—	23,530
Total investment securities AFS	$589,490	$14,041	$(1,183)	$602,348

The following table shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2016:
Obligations of states and political subdivisions	$641,862	$35,648	$4,501	$10	$646,363	$35,658
U.S. Government agency securities	480,000	12,764	160	5	480,160	12,769
Corporate obligations	6,915	171	—	—	6,915	171
CRA qualified investment fund	1,035	27	—	—	1,035	27
Total temporarily impaired investment securities	$1,129,812	$48,610	$4,661	$15	$1,134,473	$48,625
December 31, 2015:
Obligations of states and political subdivisions	$18,018	$114	$6,167	$24	$24,185	$138
U.S. Government agency securities	72,671	930	4,381	105	77,052	1,035
CRA qualified investment fund	1,029	10	—	—	1,029	10
Total temporarily impaired investment securities	$91,718	$1,054	$10,548	$129	$102,266	$1,183

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for its investment securities portfolio, management considers the credit quality, financial condition and near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At December 31, 2016 and 2015, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management believes that all of its unrealized losses on investment securities are temporary in nature. The Company does not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table is a maturity distribution of investment securities AFS as of December 31, 2016.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$82,229	$80,665
Due after one year to five years	310,104	305,081
Due after five years to ten years	325,093	321,210
Due after ten years	794,064	764,656
Total	$1,511,490	$1,471,612

For purposes of this maturity distribution, all investment securities are shown based on their contractual maturity date, except (i) FHLB and FNBB stock and the CRA qualified investment funds which have no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at December 31, 2016. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities of the Company’s investment securities AFS.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Sales proceeds	$537	$202,943	$55,724
Gross realized gains	$4	$5,962	$159
Gross realized losses	—	(481)	(15)
Net gains on investment securities	$4	$5,481	$144

Investment securities with carrying values of $1.17 billion and $528.6 million at December 31, 2016 and 2015, respectively, were pledged to secure public funds and trust deposits and for other purposes required or permitted by law.

At December 31, 2016, the Company had no holdings of investment securities of any one issuer, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association, in an amount greater than 10% of total common stockholders’ equity.  At December 31, 2015, the Company had no holdings of investment securities of any one issuer in an amount greater than 10% of total common stockholders’ equity.

4. Non-Purchased Loans and Leases

The following table is a summary of the non-purchased loan and lease portfolio by principal category as of the dates indicated.

	December 31,
	2016		2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$481,063	5.0%	$350,254	5.4%
Non-farm/non-residential	2,385,652	24.8	2,010,866	30.8
Construction/land development	4,762,967	49.6	2,825,575	43.3
Agricultural	97,866	1.0	74,440	1.1
Multifamily residential	435,342	4.5	440,828	6.8
Total real estate	8,162,890	84.9	5,701,963	87.4
Commercial and industrial	228,480	2.4	231,281	3.6
Consumer	216,517	2.3	27,745	0.1
Direct financing leases	137,188	1.4	147,735	2.4
Other	860,018	9.0	419,910	6.5
Total non-purchased loans and leases	$9,605,093	100%	$6,528,634	100%

The above table includes deferred fees, net of deferred costs, that totaled $43.9 million and $27.8 million at December 31, 2016 and 2015, respectively. Direct financing leases are presented net of unearned income totaling $15.6 million and $16.9 million at December 31, 2016 and 2015, respectively.

Non-purchased loans and leases on which the accrual of interest has been discontinued totaled $14.4 million and $13.2 million at December 31, 2016 and 2015, respectively. Interest income collected and recognized during 2016, 2015 and 2014 for nonaccrual loans and leases at December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.6 million, respectively. Under the original terms, these loans and leases would have reported $0.8 million, $1.0 million and $1.7 million of interest income during 2016, 2015 and 2014, respectively.

5. Purchased Loans

The following table is a summary of the purchased loan portfolio by principal category as of the dates indicated.

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$778,226	$386,952
Non-farm/non-residential	2,279,749	1,135,547
Construction/land development	532,893	47,823
Agricultural	26,991	19,918
Multifamily residential	308,663	139,497
Total real estate	3,926,522	1,729,737
Commercial and industrial	211,667	60,522
Consumer	812,474	7,487
Other	7,359	8,291
Total purchased loans	$4,958,022	$1,806,037

The following table is a summary, as of the dates indicated, of the Company’s purchased loans without evidence of credit deterioration at the date of acquisition and purchased loans with evidence of credit deterioration at the date of acquisition.

	December 31,
	2016	2015
	(Dollars in thousands)
Purchased loans without evidence of credit deterioration at date of acquisition	$4,716,403	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	241,619	216,786
Total purchased loans	$4,958,022	$1,806,037

The following table presents a summary, during the years indicated, of the activity of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$216,786	$276,480	$392,421
Accretion	29,974	37,677	46,466
Purchased loans acquired	132,500	71,996	40,035
Transfer to foreclosed assets	(4,296)	(7,886)	(42,306)
Net payments received	(131,488)	(148,175)	(151,559)
Loans sold	—	(12,601)	—
Net charge-offs	(2,152)	(1,815)	(8,654)
Other activity, net	295	1,110	77
Balance – end of year	$241,619	$216,786	$276,480

The following table presents a summary, during the years indicated, of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Accretable difference at beginning of year	$59,176	$74,167	$83,455
Accretion	(29,974)	(37,677)	(46,466)
Accretable difference acquired	19,108	11,546	6,732
Adjustments to accretable difference due to:
Loans transferred to foreclosed assets	(358)	(418)	(1,657)
Loans paid off	(6,094)	(17,714)	(15,909)
Loans sold	—	(1,573)	—
Cash flow revisions as a result of renewals and/or modifications	23,294	30,862	47,359
Other, net	—	(17)	653
Accretable difference at end of year	$65,152	$59,176	$74,167

The following table is a summary of the loans acquired in the C&S and C1 acquisitions with evidence of credit deterioration at the date of acquisition.

	C&S as of July 20, 2016	C1 as of July 21, 2016
	(Dollars in thousands)
Contractually required principal and interest	$106,109	$111,700
Non-accretable difference	(28,946)	(37,255)
Cash flows expected to be collected	77,163	74,445
Accretable difference	(11,793)	(7,315)
Day 1 Fair Value	$65,370	$67,130

6. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL during the years indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$60,854	$52,918	$42,945
Non-purchased loans and leases charged off	(6,041)	(10,091)	(5,123)
Recoveries of non-purchased loans and leases previously charged off	828	1,127	1,396
Net non-purchased loans and leases charged off	(5,213)	(8,964)	(3,727)
Purchased loans charged off	(5,675)	(2,982)	(3,288)
Recoveries of purchased loans previously charged off	2,783	467	73
Net purchased loans charged off	(2,892)	(2,515)	(3,215)
Net charge-offs – total loans and leases	(8,105)	(11,479)	(6,942)
Provision for loan and lease losses:
Non-purchased loans and leases	20,500	15,700	13,700
Purchased loans	3,292	3,715	3,215
Total provision	23,792	19,415	16,915
Balance – end of year	$76,541	$60,854	$52,918

As of December 31, 2016 and 2015, the Company had identified purchased loans where management had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded net charge-offs totaling $2.9 million during 2016, $2.5 million during 2015 and $3.2 million during 2014 for such loans. The Company also recorded $3.3 million during 2016, $3.7 million during 2015 and $3.2 million during 2014 of provision for loans. The Company had $1.6 million of ALLL at December 31, 2016 and $1.2 million at December 31, 2015 (none at December 31, 2014) to absorb probable incurred losses in its purchased loan portfolio that had not previously been charged off.  Additionally, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $6.5 million of impaired purchased loans at December 31, 2016, $8.1 million of impaired purchased loans at December 31, 2015 and $14.0 million of impaired purchased loans at December 31, 2014.

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2016:
Real estate:
Residential 1-4 family	$8,672	$(406)	$52	$1,907	$10,225
Non-farm/non-residential	16,796	(323)	10	5,072	21,555
Construction/land development	18,176	(42)	68	2,471	20,673
Agricultural	3,388	(37)	—	(564)	2,787
Multifamily residential	3,031	—	14	(598)	2,447
Commercial and industrial	2,574	(118)	78	(175)	2,359
Consumer	707	(228)	37	1,429	1,945
Direct financing leases	3,835	(3,143)	36	9,956	10,684
Other	2,475	(1,744)	533	1,002	2,266
Purchased loans	1,200	(5,675)	2,783	3,292	1,600
Total	$60,854	$(11,716)	$3,611	$23,792	$76,541

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2015:
Real estate:
Residential 1-4 family	$5,482	$(794)	$86	$3,898	$8,672
Non-farm/non-residential	17,190	(857)	15	448	16,796
Construction/land development	15,960	(2,760)	83	4,893	18,176
Agricultural	2,558	(27)	—	857	3,388
Multifamily residential	2,147	(228)	—	1,112	3,031
Commercial and industrial	4,873	(2,762)	299	164	2,574
Consumer	818	(148)	54	(17)	707
Direct financing leases	2,989	(1,041)	27	1,860	3,835
Other	901	(1,474)	563	2,485	2,475
Purchased loans	—	(2,982)	467	3,715	1,200
Total	$52,918	$(13,073)	$1,594	$19,415	$60,854

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	—	—	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	—	(3,288)	73	3,215	—
Total	$42,945	$(8,411)	$1,469	$16,915	$52,918

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases, as of the dates indicated.

	Allowance for Loan and Lease Losses			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
December 31, 2016:
Real estate:
Residential 1-4 family	$326	$9,899	$10,225	$2,411	$478,652	$481,063
Non-farm/non-residential	174	21,381	21,555	2,136	2,383,516	2,385,652
Construction/land development	1,384	19,289	20,673	5,501	4,757,466	4,762,967
Agricultural	387	2,400	2,787	1,198	96,668	97,866
Multifamily residential	59	2,388	2,447	879	434,463	435,342
Commercial and industrial	463	1,896	2,359	750	227,730	228,480
Consumer	16	1,929	1,945	60	216,457	216,517
Direct financing leases	—	10,684	10,684	—	137,188	137,188
Other	41	2,225	2,266	158	859,860	860,018
Total	$2,850	$72,091	$74,941	$13,093	$9,592,000	$9,605,093
December 31, 2015:
Real estate:
Residential 1-4 family	$297	$8,375	$8,672	$2,031	$348,223	$350,254
Non-farm/non-residential	31	16,765	16,796	939	2,009,927	2,010,866
Construction/land development	48	18,128	18,176	5,556	2,820,019	2,825,575
Agricultural	475	2,913	3,388	1,313	73,127	74,440
Multifamily residential	—	3,031	3,031	83	440,745	440,828
Commercial and industrial	487	2,087	2,574	714	230,567	231,281
Consumer	2	705	707	23	27,722	27,745
Direct financing leases	—	3,835	3,835	—	147,735	147,735
Other	—	2,475	2,475	7	419,903	419,910
Total	$1,340	$58,314	$59,654	$10,666	$6,517,968	$6,528,634

(1)	Excludes $1.6 million and $1.4 million of ALLL allocated to the Company’s purchased loans at December 31, 2016 and 2015, respectively.

The following table is a summary of impaired loans and leases, excluding purchased loans, as of and for the years indicated.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
As of and for the year ended December 31, 2016:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$1,904	$(216)	$1,688	$326	$1,088
Non-farm/non-residential	1,171	(523)	648	174	186
Construction/land development	5,137	(34)	5,103	1,384	1,118
Agricultural	1,064	—	1,064	387	1,118
Multifamily	879	—	879	59	176
Commercial and industrial	809	(322)	487	463	506
Consumer	55	(4)	51	16	23
Other	153	—	153	41	31
Total impaired loans and leases with a related ALLL	11,172	(1,099)	10,073	2,850	4,246
Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	879	(156)	723	—	896
Non-farm/non-residential	1,997	(509)	1,488	—	1,131
Construction/land development	1,208	(810)	398	—	1,998
Agricultural	366	(232)	134	—	169
Multifamily	133	(133)	—	—	33
Commercial and industrial	313	(50)	263	—	209
Consumer	14	(5)	9	—	11
Other	5	—	5	—	6
Total impaired loans and leases without a related ALLL	4,915	(1,895)	3,020	—	4,453
Total impaired loans and leases	$16,087	$(2,994)	$13,093	$2,850	$8,699

As of and for the year ended December 31, 2015:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,914	$(1,804)	$1,110	$297	$1,279
Non-farm/non-residential	962	(907)	55	31	129
Construction/land development	121	—	121	48	896
Agricultural	1,153	—	1,153	475	479
Commercial and industrial	825	(322)	503	487	404
Consumer	26	(15)	11	2	16
Total impaired loans and leases with a related ALLL	6,001	(3,048)	2,953	1,340	3,203
Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,306	(386)	920	—	955
Non-farm/non-residential	1,083	(198)	885	—	1,137
Construction/land development	7,873	(2,438)	5,435	—	8,255
Agricultural	362	(202)	160	—	261
Multifamily	216	(133)	83	—	155
Commercial and industrial	261	(50)	211	—	141
Consumer	18	(5)	13	—	14
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	11,126	(3,412)	7,714	—	10,925
Total impaired loans and leases	$17,127	$(6,460)	$10,667	$1,340	$14,128

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at December 31, 2016 and 2015 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the years ended December 31, 2016, 2015 and 2014 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
December 31, 2016:
Real estate:
Residential 1-4 family(1)	$474,853	$—	$1,938	$4,272	$481,063
Non-farm/non-residential	2,010,397	287,157	81,527	6,571	2,385,652
Construction/land development	4,409,108	336,004	11,402	6,453	4,762,967
Agricultural	48,835	37,712	9,158	2,161	97,866
Multifamily residential	381,845	49,607	1,971	1,919	435,342
Commercial and industrial	149,698	73,559	3,994	1,229	228,480
Consumer(1)	216,120	—	164	233	216,517
Direct financing leases	135,980	46	208	954	137,188
Other(1)	855,217	4,710	81	10	860,018
Total	$8,682,053	$788,795	$110,443	$23,802	$9,605,093
December 31, 2015:
Real estate:
Residential 1-4 family(1)	$342,083	$—	$2,946	$5,225	$350,254
Non-farm/non-residential	1,692,632	235,999	73,788	8,447	2,010,866
Construction/land development	2,553,368	256,655	8,916	6,636	2,825,575
Agricultural	40,538	22,799	8,909	2,194	74,440
Multifamily residential	400,848	35,080	4,079	821	440,828
Commercial and industrial	179,797	47,802	1,854	1,828	231,281
Consumer(1)	27,219	—	276	250	27,745
Direct financing leases	146,934	201	190	410	147,735
Other(1)	415,686	4,027	182	15	419,910
Total	$5,799,105	$602,563	$101,140	$25,826	$6,528,634

(1)

The Company does not risk rate its residential 1-4 family loans (including consumer construction loans on 1-4 family properties), its consumer loans, indirect loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due(1)	90 Days or More(2)	Total Past Due	Current(3)	Total
	(Dollars in thousands)
December 31, 2016:
Real estate:
Residential 1-4 family	$2,410	$2,082	$4,492	$476,571	$481,063
Non-farm/non-residential	1,718	1,318	3,036	2,382,616	2,385,652
Construction/land development	3,082	198	3,280	4,759,687	4,762,967
Agricultural	1,220	136	1,356	96,510	97,866
Multifamily residential	—	883	883	434,459	435,342
Commercial and industrial	522	551	1,073	227,407	228,480
Consumer	169	52	221	216,296	216,517
Direct financing leases	408	812	1,220	135,968	137,188
Other	196	6	202	859,816	860,018
Total	$9,725	$6,038	$15,763	$9,589,330	$9,605,093
December 31, 2015:
Real estate:
Residential 1-4 family	$2,793	$1,507	$4,300	$345,954	$350,254
Non-farm/non-residential	1,881	777	2,658	2,008,208	2,010,866
Construction/land development	1,043	5,645	6,688	2,818,887	2,825,575
Agricultural	1,780	243	2,023	72,417	74,440
Multifamily residential	—	83	83	440,745	440,828
Commercial and industrial	823	751	1,574	229,707	231,281
Consumer	248	33	281	27,464	27,745
Direct financing leases	517	321	838	146,897	147,735
Other	8	7	15	419,895	419,910
Total	$9,093	$9,367	$18,460	$6,510,174	$6,528,634

(1)	Includes $4.6 million and $1.9 million of loans and leases on nonaccrual status at December 31, 2016 and 2015, respectively.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at December 31, 2016 and 2015.
(3)	Includes $3.7 million and $2.0 million of loans and leases on nonaccrual status at December 31, 2016 and 2015, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Date of Acquisition					Purchased Loans With Evidence of Credit Deterioration at Date of Acquisition		Total
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Purchased Loans
	(Dollars in thousands)
December 31, 2016:
Real estate:
Residential 1-4 family	$99,447	$379,883	$162,166	$62,507	$282	$72,052	$1,889	$778,226
Non-farm/non-residential	309,450	1,415,399	419,978	3,128	712	128,347	2,735	2,279,749
Construction/land development	104,303	351,001	63,561	2,536	33	11,404	55	532,893
Agricultural	13,169	5,154	3,825	404	—	4,058	381	26,991
Multifamily residential	11,838	231,758	54,116	714	—	10,237	—	308,663
Commercial and industrial	17,268	172,168	10,897	1,722	22	9,463	127	211,667
Consumer	319,442	414,116	75,812	2,496	194	328	86	812,474
Other	5,229	1,497	132	44	—	457	—	7,359
Total	$880,146	$2,970,976	$790,487	$73,551	$1,243	$236,346	$5,273	$4,958,022
December 31, 2015:
Real estate:
Residential 1-4 family	$59,497	$117,498	$38,888	$85,684	$351	$82,862	$2,172	$386,952
Non-farm/non-residential	209,542	693,707	122,652	5,039	363	99,681	4,563	1,135,547
Construction/land development	13,121	12,511	7,137	4,771	22	10,224	37	47,823
Agricultural	4,825	7,963	1,456	797	—	4,877	—	19,918
Multifamily residential	20,347	86,588	27,818	896	13	3,835	—	139,497
Commercial and industrial	8,912	29,001	9,244	5,649	20	7,185	511	60,522
Consumer	726	205	185	6,106	2	263	—	7,487
Other	3,944	3,316	212	243	—	576	—	8,291
Total	$320,914	$950,789	$207,592	$109,185	$771	$209,503	$7,283	$1,806,037

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

FV 88 – Loans in this category have deteriorated from management’s performance expectations established in conjunction with the determination of Day 1 Fair Values and are considered impaired.

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
December 31, 2016:
Real estate:
Residential 1-4 family	$10,547	$8,665	$19,212	$759,014	$778,226
Non-farm/non-residential	7,471	20,528	27,999	2,251,750	2,279,749
Construction/land development	21,008	527	21,535	511,358	532,893
Agriculture	49	638	687	26,304	26,991
Multifamily residential	—	—	—	308,663	308,663
Commercial and industrial	891	1,305	2,196	209,471	211,667
Consumer	4,421	1,502	5,923	806,551	812,474
Other	—	—	—	7,359	7,359
Total	$44,387	$33,165	$77,552	$4,880,470	$4,958,022

Purchased loans without evidence of credit deterioration at date of acquisition	$38,621	$8,619	$47,240	$4,669,163	$4,716,403
Purchased loans with evidence of credit deterioration at date of acquisition	5,766	24,546	30,312	211,307	241,619
Total	$44,387	$33,165	$77,552	$4,880,470	$4,958,022

December 31, 2015:
Real estate:
Residential 1-4 family	$9,042	$6,293	$15,335	$371,617	$386,952
Non-farm/non-residential	3,435	6,837	10,272	1,125,275	1,135,547
Construction/land development	919	1,255	2,174	45,649	47,823
Agriculture	106	356	462	19,456	19,918
Multifamily residential	299	—	299	139,198	139,497
Commercial and industrial	714	924	1,638	58,884	60,522
Consumer	101	41	142	7,345	7,487
Other	10	11	21	8,270	8,291
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

Purchased loans without evidence of credit deterioration at date of acquisition	$7,972	$2,743	$10,715	$1,578,536	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	6,654	12,974	19,628	197,158	216,786
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

7. Foreclosed Assets

The following table is a summary, during the years indicated, of activity within foreclosed assets.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$22,870	$37,775	$49,811
Loans and other assets transferred into foreclosed assets	25,103	19,347	55,984
Sales of foreclosed assets	(26,446)	(31,923)	(68,211)
Writedowns of foreclosed assets	(3,626)	(3,803)	(6,533)
Foreclosed assets acquired in acquisitions	25,801	1,474	6,724
Balance – end of year	$43,702	$22,870	$37,775

The following table is a summary, as of the dates indicated, of the amount and type of foreclosed assets.

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,762	$3,030
Non-farm/non-residential	17,207	7,174
Construction/land development	21,568	11,858
Agricultural	473	492
Total real estate	43,010	22,554
Commercial and industrial	293	316
Consumer	399	—
Total foreclosed assets	$43,702	$22,870

8. Premises and Equipment

The following table is a summary of premises and equipment as of the dates indicated.

	December 31,
	2016	2015
	(Dollars in thousands)
Land	$129,574	$87,652
Construction in process	4,861	1,198
Buildings and improvements	344,416	195,599
Leasehold improvements	11,567	6,582
Equipment	96,404	73,121
Gross premises and equipment	586,822	364,152
Accumulated depreciation	(82,736)	(67,914)
Premises and equipment, net	$504,086	$296,238

The Company’s interest on construction projects during 2016, 2015 and 2014 was not material. Included in occupancy expense is rent of $7.2 million, $4.3 million and $2.3 million incurred under noncancelable operating leases in 2016, 2015 and 2014, respectively, for leases of real estate, buildings and premises. These leases contain certain renewal and purchase options according to the terms of the agreements. Future amounts due under these noncancelable leases at December 31, 2016 are as follows: $7.6 million in 2017, $7.0 million in 2018, $5.8 million in 2019, $5.3 million in 2020, $3.9 million in 2021 and $18.7 million thereafter. Rental income recognized for leases of buildings and premises under operating leases was $2.2 million during 2016, $1.7 million during 2015 and $1.3 million during 2014.

9. Deposits

The following table is a summary of the scheduled maturities of time deposits as of the dates indicated.

	December 31,
	2016	2015
	(Dollars in thousands)
Up to one year	$3,910,461	$1,455,571
Over one to two years	548,234	709,527
Over two to three years	232,881	158,209
Over three to four years	174,245	66,675
Over four to five years	62,541	42,708
Thereafter	8,703	5,792
Total time deposits	$4,937,065	$2,438,482

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.13 billion and $602 million at December 31, 2016 and 2015, respectively.

10. Repurchase Agreements With Customers

At December 31, 2016 and 2015, securities sold under agreements to repurchase (“repurchase agreements”) totaled $65.1 million and $65.8 million, respectively.  Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents.  These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities.  The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

11. Borrowings

Short-term borrowings with original maturities less than one year include FHLB advances and federal funds purchased. The following table is a summary of information relating to these short-term borrowings as of the dates indicated.

	December 31,
	2016	2015
	(Dollars in thousands)
Average annual balance	$2,301	$19,847
December 31 balance	—	162,750
Maximum month-end balance during year	—	162,750
Interest rate:
Weighted-average – year	0.48%	0.28%
Weighted-average – December 31	—	0.36%

At December 31, 2016 and 2015, the Company had fixed rate FHLB advances with original maturities exceeding one year of $41.9 million and $41.8 million, respectively. These fixed rate advances bear interest at rates ranging from 1.53% to 3.96% at December 31, 2016, are collateralized by a blanket lien on a substantial portion of the Company’s real estate loans and are subject to prepayment penalties if repaid prior to maturity date. At December 31, 2016, the Bank had $4.78 billion of unused FHLB borrowing availability.

The following table is a summary of aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year as of December 31, 2016.

Maturity	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
2017	$20,304	3.13%
2018	20,278	2.52
2019	240	1.53
2020	403	1.84
2021	678	3.96
Thereafter	—	—
Total	$41,903	2.82

Included in the above table are $40.0 million of FHLB advances that contain features making them callable on a quarterly basis at the option of FHLB. The following table is a summary of the weighted-average interest rates and maturity dates of such callable advances as of December 31, 2016.

	Amount	Weighted- Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$20,000	3.16%	2017
Callable quarterly	20,000	2.53	2018
Total	$40,000	2.85

12.	Subordinated Notes

On June 23, 2016, the Company completed an underwritten public offering of $225 million in aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”) for net proceeds of $222.3 million after underwriting discounts and offering expenses. The Notes were issued pursuant to the Subordinated Indenture, dated as of June 23, 2016 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 23, 2016 (the “Supplemental Indenture”), between the Company and the Trustee.  The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on July 1, 2026.  From and including the date of issuance to, but excluding July 1, 2021, the Notes will bear interest at an initial rate of 5.50% per annum.  From and including July 1, 2021 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) as calculated on each applicable date of determination plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.  Debt issuance costs of $2.7 million are being amortized, using a level-yield methodology over the estimated holding period of seven years, as an increase in interest expense on the  Notes.

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

13. Subordinated Debentures

At December 31, 2016 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at December 31, 2016	Carrying Value of Subordinated Debentures at December 31, 2016	Trust Preferred Securities of the Trust	Interest Rate at December 31, 2016	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.90%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.83	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	3.14	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.56	December 15, 2036
Intervest II	15,464	(545)	14,919	15,000	3.94	September 17, 2033
Intervest III	15,464	(630)	14,834	15,000	3.78	March 17, 2034
Intervest IV	15,464	(1,146)	14,318	15,000	3.40	September 20, 2034
Intervest V	10,310	(1,089)	9,221	10,000	2.61	December 15, 2036
Total	$121,652	$(3,410)	$118,242	$118,000

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

At December 31, 2016, the Company had an aggregate of $121.7 million of subordinated debentures outstanding (with an aggregate carrying value of $118.2 million) and had an asset of $3.7 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At both December 31, 2016 and 2015, the Trusts had aggregate common equity of $3.7 million and did not have any restricted net assets. The Company has, through various contractual arrangements or by operation of law, fully and unconditionally guaranteed all obligations of the Trusts with respect to the trust preferred securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These trust preferred securities generally mature at or near the 30th anniversary date of each issuance. However, the trust preferred securities and related subordinated debentures may be prepaid at par, subject to regulatory approval.

14. Income Taxes

The following table is a summary of the components of the provision (benefit) for income taxes as of the dates indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$115,879	$79,191	$47,661
State	25,696	7,873	6,456
Total current	141,575	87,064	54,117
Deferred:
Federal	11,773	6,432	(598)
State	930	959	340
Total deferred	12,703	7,391	(258)
Provision for income taxes	$154,278	$94,455	$53,859

The following table is a summary of the reconciliation between the statutory federal income tax rate and effective income tax rate for the years indicated.

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	3.9	2.2	2.6
Effect of tax-exempt interest income	(1.5)	(2.2)	(4.0)
Effect of BOLI and other tax-exempt income	(1.2)	(1.3)	(1.1)
Other, net	0.2	0.5	(1.3)
Effective income tax rate	36.4%	34.2%	31.2%

Income tax benefits from the exercise of stock options and vesting of common stock under the Company’s restricted stock and incentive plan in the amount of $3.6 million, $7.0 million and $4.7 million in 2016, 2015 and 2014, respectively, were recorded as an increase to additional paid-in capital.

At December 31, 2016, current income taxes receivable of $5.8 million was included in other assets and, at December 31, 2015, current income taxes payable of $8.7 million was included in other liabilities.

The following table is a summary, as of the dates indicated, of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects.

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$30,191	$22,802
Differences in amounts reflected in financial statements and income tax basis for purchased loans	51,737	24,600
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	6,903	5,771
Stock-based compensation	5,919	4,199
Deferred compensation	2,446	2,035
Foreclosed assets	3,901	3,101
Deferred loan fees and costs, net	17,240	10,579
Acquired net operating losses	27,836	27,862
Investment securities AFS	9,251	—
Other, net	8,054	4,273
Total gross deferred tax assets	163,478	105,222
Less valuation allowance	(474)	(474)
Net deferred tax assets	163,004	104,748
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	46,206	21,924
Investment securities AFS	—	5,650
Acquired intangible assets	13,213	1,448
Total gross deferred tax liabilities	59,419	29,022
Net deferred tax assets	$103,585	$75,726

Federal net operating losses were acquired in certain of the Company’s acquisitions.  Such federal net operating losses acquired totaled $80.9 million, of which $71.6 million remained to be utilized as of December 31, 2016 and will expire at various dates beginning in 2029 to 2034.

State net operating losses were acquired in certain of the Company’s acquisitions.  Such state net operating losses acquired totaled $116.2 million, of which $92.4 million remained to be utilized as of December 31, 2016 and will expire at various dates beginning in 2023 to 2035.

At both December 31, 2016 and 2015, the Company had a deferred tax valuation allowance of $0.5 million to reflect its assessment that the realization of the benefits from the recovery of certain acquired net operating losses are expected to be subject to section 382 limitations of the IRC.

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

Contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options. Distributions from participant accounts are not permitted before age 65, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching cash contributions to the 401(k) Plan during 2016, 2015 and 2014 of $3.6 million, $2.7 million and $2.3 million, respectively.

The Company also maintains the Bank of the Ozarks, Inc. Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation arrangement for the group of employees designated as key employees, including certain of the Company’s executive officers. Under the terms of the Plan, eligible participants may elect to defer a portion of their compensation. Such deferred compensation is distributable in lump sum or specified installments upon separation from service with the Company or upon other specified events as defined in the Plan. Prior to 2013, the Company had the ability to make a contribution to each participant’s account, limited to one half of the first 6% of compensation deferred by the participant and subject to certain other limitations. Effective January 1, 2013, the Plan was amended such that the Company no longer makes any contribution to the Plan for the benefit of each participant or otherwise. Amounts deferred under the Plan are invested in certain approved investments (excluding securities of the Company or its affiliates). At December 31, 2016 and 2015, respectively, the Company had Plan assets, along with an equal amount of liabilities, totaling $4.9 million and $4.2 million, recorded on the accompanying consolidated balance sheet.

Effective May 4, 2010, the Company established a Supplemental Executive Retirement Plan (“SERP”) and certain other benefit arrangements for its Chairman and Chief Executive Officer. Pursuant to the SERP, this officer is entitled to receive 180 equal monthly payments of $32,197, or $386,360 annually, commencing at the later of obtaining age 70 or separation from service. If separation from service occurs prior to age 70, such benefit will be at a reduced amount. The costs of such benefits, assuming a retirement date at age 70, will be fully accrued by the Company at such retirement date. During 2016, 2015 and 2014, respectively, the Company accrued $248,000, $223,000 and $200,000 for the future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

16. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. All employee options outstanding at December 31, 2016 were issued with a vesting period of three years and expire seven years after issuance. At December 31, 2016 there were 1,402,941 shares available for future grants under this plan.

During 2015, the Company adopted the Bank of the Ozarks, Inc. Non-Employee Director Stock Plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as director of the Company. The number of shares of common stock to be awarded will be the equivalent of $35,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments. During 2016 and 2015, respectively, the Company issued 12,415 shares and 7,657 shares of common stock and incurred $0.5 million and $0.3 million in stock-based compensation expense related to common stock awards issued under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors. No options were granted under this plan during 2016. All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the year ended December 31, 2016.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2016	2,034,476	$34.50
Granted	18,683	40.83
Exercised	(315,600)	19.52
Forfeited	(102,075)	40.02
Outstanding – December 31, 2016	1,635,484	37.10	4.9	$25,582	(1)
Fully vested and exercisable at December 31, 2016	529,925	$19.43	3.6	$17,574	(1)
Expected to vest in future periods	1,041,146
Fully vested and expected to vest at December 31, 2016(2)	1,571,071	$36.66	4.9	$25,259	(1)

(1)	Based on closing price of $52.59 per share on December 30, 2016.
(2)	At December 31, 2016 the Company estimates that options to purchase 64,413 shares of the Company’s common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $7.6 million, $12.5 million and $10.0 million, respectively.

Options to purchase 18,683 shares, 659,181 shares and 616,250 shares, respectively, were granted during 2016, 2015 and 2014 with a weighted-average grant date fair value of $11.52, $14.00 and $7.04, respectively. The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following table is a summary of the weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.27%	1.69%	1.62%
Expected dividend yield	1.66%	1.19%	1.49%
Expected stock volatility	36.4%	31.0%	24.1%
Expected life (years)	5.0	5.0	5.0

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

The total fair value of options to purchase shares of the Company’s common stock that vested during 2016, 2015 and 2014 was $2.2 million, $2.0 million and $1.5 million, respectively. Stock-based compensation expense for stock options included in non-interest expense was $4.1 million, $2.6 million and $2.1 million for 2016, 2015 and 2014, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $6.7 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.7 years.

The Company has a restricted stock and incentive plan that permits issuance of up to 2,400,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock and incentive plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock and incentive plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock and incentive plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. At December 31, 2016 there were 1,178,703 shares available for future grants under this plan.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2016.

Shares
Outstanding – January 1, 2016	435,475
Granted	218,761
Forfeited	(21,139)
Earned and issued	(202,600)
Outstanding – December 31, 2016	430,497
Weighted-average grant date fair value	$39.90

Restricted stock awards of 218,761 shares were granted during 2016 with a weighted-average grant date fair value of $45.66.  Restricted stock awards of 245,300 shares were granted during 2015 with a weighted-average grant date fair value of $34.39. There were no restricted stock awards granted during 2014. The fair value of the restricted stock awards is amortized to compensation expense over the three-year vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $6.2 million, $5.2 million and $3.5 million for 2016, 2015 and 2014, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $9.2 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.7 years.

On January 18, 2017 the Company’s personnel and compensation committee approved the issuance of (i) options to purchase 600,514 shares of the Company’s common stock with an exercise price of $52.08 that vest on January 18, 2020 and (ii) restricted stock awards for 237,887 shares of restricted common stock that vest on January 18, 2020. Total compensation expense for the stock options and the restricted stock awards is expected to be approximately $21.7 million and is expected to be recognized over the three-year vesting period.

17. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include standby letters of credit and commitments to extend credit.

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The terms of the letters of credit are generally for a period of not longer than one year. The maximum amount of future payments the Company could be required to make under these letters of credit at December 31, 2016 and 2015 is $54.3 million and $16.5 million, respectively. The Company holds collateral to support letters of credit when deemed necessary. The total of collateralized commitments at December 31, 2016 and 2015 was $48.9 million and $15.9 million, respectively.

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

At December 31, 2016, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $10.07 billion, consisting primarily of loans closed but not yet funded. The following table shows the contractual maturities of outstanding commitments to extend credit at December 31, 2016.

Maturity	Contractual Maturities at December 31, 2016
(Dollars in thousands)
2017	$893,841
2018	2,198,627
2019	4,154,932
2020	2,582,549
2021	61,444
Thereafter	178,650
Total	$10,070,043

The Company is a party to various legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, broken promises, and other similar lending-related claims.  While the ultimate resolution of these claims and proceedings cannot be determined at this time, management believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition, or liquidity of the Company.

18. Related Party Transactions

The Company has, in the ordinary course of business, lending transactions with certain of its officers, directors, director nominees and their related and affiliated parties (“related parties”). The following table is a summary of activity of loans to related parties for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance – beginning of year	$1,528	$7,920	$7,001
New loans and advances	10,583	9,295	7,974
Repayments	(11,380)	(14,542)	(7,055)
Change in composition of related parties	—	(1,145)	—
Balance – end of year	$731	$1,528	$7,920

The Company had outstanding commitments to extend credit to related parties totaling $5.2 million and $6.0 million at December 31, 2016 and 2015, respectively.

19. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and, prior to the third quarter of 2016, $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of, or no longer be considered, qualifying tier 1 capital for certain institutions depending on the size of the institution as measured by total assets. As a result of the Company’s acquisitions of C&S on July 20, 2016 and C1 on July 21, 2016, the Company’s total assets exceeded $15 billion. Accordingly, pursuant to the Basel III Rules, the Company’s trust preferred securities are no longer included in tier 1 capital as of September 30, 2016, but will continue to be included in total capital.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company made this opt-out election to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its investments securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.5% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%. Additionally, in order to be considered well-capitalized under the Basel III Rules, the Company and the Bank must maintain (i) a ratio of common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0% and (iv) a leverage ratio of at least 5.0%.

The following table presents actual and required capital ratios as of December 31, 2016 and 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and 2015, respectively, based on the phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Tier 1 leverage to average assets:
Company	$2,093,548	11.99%	$698,438	4.00%	$698,438	4.00%	N/A	N/A
Bank	2,405,095	13.77	698,597	4.00	698,597	4.00	$873,246	5.00%
Common equity tier 1 to risk- weighted assets:
Company	2,093,548	9.99	1,074,382	5.125	1,467,448	7.00	N/A	N/A
Bank	2,405,095	11.48	1,073,635	5.125	1,466,428	7.00	1,361,684	6.50
Tier 1 capital to risk-weighted assets:
Company	2,093,548	9.99	1,388,835	6.625	1,781,902	8.50	N/A	N/A
Bank	2,405,095	11.48	1,387,870	6.625	1,780,663	8.50	1,675,918	8.00
Total capital to risk-weighted assets:
Company	2,513,089	11.99	1,808,106	8.625	2,201,173	10.50	N/A	N/A
Bank	2,481,636	11.85	1,806,849	8.625	2,199,643	10.50	2,094,898	10.00

December 31, 2015:
Tier 1 leverage to average assets:
Company	$1,417,940	14.96%	$379,116	4.00%	$379,116	4.00%	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	$473,625	5.50%
Common equity tier 1 to risk- weighted assets:
Company	1,316,373	10.79	549,200	4.50	854,311	7.00	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	792,769	6.50
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00

As of December 31, 2016 and 2015, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The state bank commissioner’s approval is required before the Bank can declare and pay any dividend of 75% or more of the net profits of the Bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year. At December 31, 2016 and 2015, respectively, $233.9 million and $117.8 million were available for payment of dividends by the Bank without the approval of regulatory authorities.

Under FRB regulation, the Bank is also limited as to the amount it may loan to its affiliates, including the Company, and such loans must be collateralized by specific types of collateral. The maximum amount available for loan from the Bank to the Company is limited to 10% of the Bank’s capital and surplus or approximately $310 million and $155 million, respectively, at December 31, 2016 and 2015.

20. Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. At December 31, 2016 and 2015, the Company had no material liabilities that were accounted for at fair value.

The Company applies the following fair value hierarchy.

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 – Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2016:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$901,634	$17,379	$919,013
U.S. Government agency securities	—	535,490	—	535,490
Corporate obligations	—	9,915	—	9,915
CRA qualified investment fund	1,034	—	—	1,034
Total investment securities AFS	1,034	1,447,039	17,379	1,465,452
Impaired non-purchased loans and leases	—	—	10,243	10,243
Impaired purchased loans	—	—	6,516	6,516
Foreclosed assets	—	—	43,702	43,702
Total assets at fair value	$1,034	$1,447,039	$77,840	$1,525,913

(1)	Does not include shares of FHLB and FNBB stock that do not have readily determinable fair values and are carried at aggregate cost of $6.2 million.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$408,774	$18,504	$427,278
U.S. Government agency securities	—	146,950	—	146,950
Corporate obligations	—	3,562	—	3,562
CRA qualified investment fund	1,028	—	—	1,028
Total investment securities AFS	1,028	559,286	18,504	578,818
Impaired non-purchased loans and leases	—	—	9,327	9,327
Impaired purchased loans	—	—	8,054	8,054
Foreclosed assets	—	—	22,870	22,870
Total assets at fair value	$1,028	$559,286	$58,755	$619,069

(1)	Does not include shares of FHLB and FNBB stock that do not have readily determinable fair values and are carried at aggregate cost of $23.5 million.

The following table presents information related to Level 3 non-recurring fair value measurements at December 31, 2016.

Description	Fair Value at December 31, 2016	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$10,243	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Impaired purchased loans	$6,516	Third party appraisal(1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Foreclosed assets	$43,702	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at December 31, 2016 and 2015. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $17.4 million and $18.5 million at December 31, 2016 and 2015, respectively, were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At December 31, 2016 and 2015, the third party pricing matrices valued the Company’s total portfolio of private placement bonds at $17.4 million and $18.5 million, respectively, which was equal to the par value of the private placement bonds at December 31, 2016 and 2015. Accordingly, at December 31, 2016 and 2015 the Company reported the private placement bonds at $17.4 million and $18.5 million, respectively.

Impaired non-purchased loans and leases – Fair values are measured on a non-recurring basis based on the underlying collateral value of the impaired loan or lease, reduced for holding and selling costs, or the estimated discounted cash flows for such loan or lease. The Company has reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $5.8 million and $7.8 million, respectively, to the estimated fair value of $10.2 million and $9.3 million, respectively, for such loans and leases at December 31, 2016 and 2015. These adjustments to reduce the carrying value of impaired non-purchased loans and leases to estimated fair value at December 31, 2016 and 2015 consisted of $3.0 million and $6.5 million, respectively, of partial or full charge-offs and $2.8 million and $1.3 million, respectively, of specific loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. At December 31, 2016 and 2015, the Company had identified purchased loans where management had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded net charge-offs, totaling $2.9 million during 2016 and $2.5 million during 2015 for such loans. The Company recorded $3.3 million during 2016 and $3.7 million during 2015 of provision for purchased loans. The Company had $1.6 million of ALLL at December 31, 2016 and $1.2 million at December 31, 2015 for loans to absorb probable incurred losses in its purchased loan portfolio that had not previously been charged off. Additionally, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $6.5 million of impaired purchased loans at December 31, 2016 and $8.1 million of impaired purchased loans at December 31, 2015.

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

Investment Securities AFS
(Dollars in thousands)
Balances – December 31, 2014	$19,401
Total unrealized gains/(losses) included in other comprehensive income	(2)
Paydowns and maturities	(895)
Transfers in and/or out of Level 3	—
Balances – December 31, 2015	18,504
Total unrealized gains/(losses) included in other comprehensive income	(363)
Paydowns and maturities	(762)
Transfers in and/or out of Level 3	—
Balances – December 31, 2016	$17,379

21. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed on a quarterly basis. The Company’s investments in the common stock of the FHLB and FNBB of $6.1 million and $23.5 million, in the aggregate, at December 31, 2016 and 2015, respectively, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of commercial loan commitments and letters of credit were not material at December 31, 2016 and 2015.

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

		December 31,
		2016		2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$866,360	$866,360	$90,988	$90,988
Investment securities AFS	Levels 1, 2 and 3	1,471,612	1,471,612	602,348	602,348
Loans and leases, net of ALLL	Level 3	14,486,574	14,221,113	8,273,817	8,165,123
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$10,637,813	$10,637,813	$5,532,986	$5,532,986
Time deposits	Level 2	4,937,065	4,965,279	2,438,482	2,456,323
Repurchase agreements with customers	Level 1	65,110	65,110	65,800	65,800
Other borrowings	Level 2	41,903	42,696	204,540	205,918
Subordinated notes	Level 2	222,516	223,133	—	—
Subordinated debentures	Level 2	118,242	84,478	117,685	77,534

22. Supplemental Cash Flow Information

The following is a summary of supplemental cash flow information for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash paid during the period for:
Interest	$53,370	$28,567	$21,471
Income Taxes	125,980	57,948	47,293
Supplemental schedule of non-cash investing and financing activities:
Loans and other assets transferred to foreclosed assets	25,103	19,347	55,984
Loans advanced for sales of foreclosed assets	271	—	1,423
Net change in unrealized gains and losses on investment securities AFS	(52,736)	(10,395)	29,295
Common stock issued in merger and acquisition transactions	1,135,863	303,865	166,315

23. Non-Interest Income and Other Operating Expenses

The following is a summary of gains on sales of other assets for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Gain (loss) on sales of loans	$(188)	$6,285	$27
Gain on sales of foreclosed assets	3,648	8,365	5,924
Gain on sales of premises and equipment and other assets	696	103	72
Gain on sales of other assets	$4,156	$14,753	$6,023

The following is a summary of other non-interest income for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Gain on termination of FDIC loss share agreements	$—	$—	$7,996
Other, net	13,370	7,153	8,678
Total other non-interest income	$13,370	$7,153	$16,674

The following is a summary of other operating expenses for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Postage and supplies	$5,566	$3,950	$4,090
Telephone and data lines	8,800	5,948	4,765
Advertising and public relations	5,617	2,805	3,029
Professional and outside services	21,330	12,594	10,765
Software expense	4,950	2,635	4,987
Travel and meals	8,130	3,047	3,023
FDIC and state assessments	1,626	1,308	898
FDIC insurance	5,125	3,795	2,380
ATM expense	4,774	2,665	1,485
Loan collection and repossession expense	4,612	5,068	3,276
Writedowns of foreclosed and other assets	3,610	3,803	1,299
Amortization of intangible assets	9,037	6,660	4,996
FHLB prepayment penalties	—	8,853	8,062
Other	7,221	8,650	11,974
Total other operating expenses	$90,398	$71,781	$65,029

24. Earnings Per Common Share (“EPS”)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$62,173	$47,079	$36,130
Undistributed earnings allocated to common stockholders	207,806	135,174	82,476
Net earnings allocated to common stockholders	$269,979	$182,253	$118,606
Denominator:
Denominator for basic EPS – weighted-average common shares	104,409	86,785	77,538
Effect of dilutive securities – stock options	291	563	522
Denominator for diluted EPS – weighted-average common shares and assumed conversions	104,700	87,348	78,060
Basic EPS	$2.59	$2.10	$1.53
Diluted EPS	$2.58	$2.09	$1.52

Options to purchase 650,197 shares, 656,181 shares and 559,050 shares, respectively, of the Company’s common stock at a weighted-average exercise price of $54.11 per share, $52.98 per share and $36.05 per share, respectively, were outstanding during 2016, 2015 and 2014, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive.

25. Changes in and Reclassification From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$7,959	$14,132	$(3,672)
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(52,736)	(4,491)	29,164
Tax effect of unrealized gains and losses on investment securities AFS	18,860	1,711	(11,272)
Amounts reclassified from AOCI	(4)	(5,481)	(144)
Tax effect of amounts reclassified from AOCI	1	2,088	56
Total other comprehensive income (loss)	(33,879)	(6,173)	17,804
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$(25,920)	$7,959	$14,132

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

Condensed Balance Sheets

	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash	$22,179	$18,597
Investment in consolidated bank subsidiary	3,102,061	1,555,648
Investment in unconsolidated Trusts	3,652	3,652
Excess cost over fair value of net assets acquired	1,092	1,092
Other, net	10,878	4,299
Total assets	$3,139,862	$1,583,288
Liabilities and Stockholders’ Equity:
Accounts payable	$620	$430
Accrued interest payable and other liabilities	6,877	542
Subordinated notes	222,516	—
Subordinated debentures	118,242	117,685
Total liabilities	348,255	118,657
Stockholders’ equity:
Common stock	1,213	906
Additional paid-in capital	1,901,880	755,995
Retained earnings	914,434	706,628
Accumulated other comprehensive income (loss)	(25,920)	7,959
Treasury stock	—	(6,857)
Total stockholders’ equity	2,791,607	1,464,631
Total liabilities and stockholders’ equity	$3,139,862	$1,583,288

Condensed Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income:
Dividends from Bank	$71,370	$35,100	$100,000
Dividends from Trusts	115	95	51
Other	2	8	178
Total income	71,487	35,203	100,229
Expenses:
Interest	11,199	3,665	1,693
Other operating expenses	17,752	13,532	9,314
Total expenses	28,951	17,197	11,007
Net income before income tax benefit and equity in undistributed earnings of Bank	42,536	18,006	89,222
Income tax benefit	12,020	7,137	4,304
Equity in undistributed earnings of Bank	215,423	157,110	25,080
Net income available to common stockholders	$269,979	$182,253	$118,606

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income available to common stockholders	$269,979	$182,253	$118,606
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(215,423)	(157,110)	(25,080)
Deferred income tax benefit	(1,718)	(1,174)	(417)
Stock-based compensation expense	10,754	8,202	5,675
Excess tax benefits on exercise of stock options and vesting of restricted common stock	(3,576)	(7,049)	(4,682)
Changes in other assets and other liabilities	6,041	9,458	4,923
Net cash provided by operating activities	66,057	34,580	99,025
Cash flows from investing activities:
Proceeds from sale of other assets	—	—	3,997
Cash contributed to Bank	(222,315)	(110,000)	—
Cash (paid) received in merger and acquisition transactions, net of cash acquired	(6,736)	2,691	(63,928)
Net cash used by investing activities	(229,051)	(107,309)	(59,931)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,162	5,145	4,727
Proceeds from issuance of common stock	—	110,000	—
Proceeds from issuance of subordinated notes	222,315	—	—
Excess tax benefits on exercise of stock options and vesting of restricted common stock	3,576	7,049	4,682
Repurchase and cancellation of shares of common stock	(3,304)	(6,857)	(2,349)
Cash dividends paid on common stock	(62,173)	(47,079)	(36,130)
Net cash provided (used) by financing activities	166,576	68,258	(29,070)
Net increase (decrease) in cash	3,582	(4,471)	10,024
Cash—beginning of year	18,597	23,068	13,044
Cash—end of year	$22,179	$18,597	$23,068

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer (principal executive officer) and its Chief Financial Officer and Chief Accounting Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in SEC Rule 13a-15(e) under the Exchange Act.  Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.  Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2016 and have concluded that there was no change during the Company’s fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Report of Management on the Company’s Internal Control Over Financial Reporting

March 1, 2017

Management of Bank of the Ozarks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of Bank of the Ozarks, Inc., including the Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted, management excluded from its assessment of internal control over financial reporting the Community & Southern Holdings, Inc. and C1 Financial, Inc. acquisitions made during 2016, which acquisitions are described in Note 2 to the Consolidated Financial Statements. The total assets and total interest income from these acquisitions comprised approximately 18% of total consolidated assets at December 31, 2016 and approximately 17% of total consolidated interest income for the year ended December 31, 2016. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016, based on the specified criteria.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Their report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	List the following documents filed as a part of this report:
(1)	The Consolidated Financial Statements of the Registrant.

Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

Reference is made to Selected Quarterly Financial Data, Part II, Item 6 of this Annual Report on Form 10-K.

(3)	Exhibits.

See Item 15(b) to this Annual Report on Form 10-K.

(b)	Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index following the signature page to this Form 10-K.

(c)	Financial Statement Schedules.

See Part IV, Item 15(a)(2) of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

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

10.24*

Bank of the Ozarks, Inc. 2017 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2017 and incorporated herein by reference).

10.25*

Bank of the Ozarks, Inc. 2017 Cash-Based Performance Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2017 and incorporated herein by reference).

10.26*

Second Amended and Restated Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, effective May 16, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

10.27*

Form of Notice of Grant of Restricted Stock and Award Agreement, effective May 16, 2016, for grants under the Second Amended and Restated Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, effective May 16, 2016 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

10.28*

Bank of the Ozarks, Inc. Non-Employee Director Stock Plan, as amended, effective May 16, 2016 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

11.1	Earnings Per Share Computation (included in Note 24 to the Consolidated Financial Statements).

12.1	Computation of Ratios of Earnings to Fixed Charges, filed herewith.

21	List of Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Crowe Horwath LLP, filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ Dan Thomas Dan Thomas	Vice Chairman, President – Real Estate Specialties Group and Chief Lending Officer	March 1, 2017

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Nicholas Brown Nicholas Brown	Director	March 1, 2017

/s/ Paula Cholmondeley Paula Cholmondeley	Director	March 1, 2017

/s/ Richard Cisne Richard Cisne	Director	March 1, 2017

/s/ Robert East Robert East	Director	March 1, 2017

/s/ Catherine B. Freedberg Catherine B. Freedberg	Director	March 1, 2017

/s/ Linda Gleason Linda Gleason	Director	March 1, 2017

/s/ Peter Kenny Peter Kenny	Director	March 1, 2017

/s/ William Koefoed William Koefoed	Director	March 1, 2017

/s/ Henry Mariani Henry Mariani	Director	March 1, 2017

/s/ Jack Mullen Jack Mullen	Director	March 1, 2017

/s/ Robert Proost Robert Proost	Director	March 1, 2017

/s/ John Reynolds John Reynolds	Director	March 1, 2017

/s/ Ross Whipple Ross Whipple	Director	March 1, 2017