Form 10-Q
period 2017-03-31
BANK OF THE OZARKS INC
filed 2017-05-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 30, 2017
Common Stock, $0.01 par value per share	121,577,177

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$892,085	$814,255
Interest earning deposits	36,680	52,105
Cash and cash equivalents	928,765	866,360
Investment securities - available for sale (“AFS”)	1,470,568	1,471,612
Non-purchased loans and leases	10,216,875	9,605,093
Purchased loans	4,580,047	4,958,022
Allowance for loan and lease losses	(78,224)	(76,541)
Net loans and leases	14,718,698	14,486,574
Premises and equipment, net	506,520	504,086
Foreclosed assets	36,899	43,702
Accrued interest receivable	37,531	51,919
Bank owned life insurance (“BOLI”)	585,409	580,945
Intangible assets, net	718,475	720,950
Other, net	149,347	163,994
Total assets	$19,152,212	$18,890,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$2,704,022	$2,589,458
Savings and interest bearing transaction	8,179,718	8,048,355
Time	4,829,687	4,937,065
Total deposits	15,713,427	15,574,878
Repurchase agreements with customers	80,609	65,110
Other borrowings	42,291	41,903
Subordinated notes	222,611	222,516
Subordinated debentures	118,380	118,242
Accrued interest payable and other liabilities	98,290	72,622
Total liabilities	16,275,608	16,095,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 121,575,047 and 121,267,616 shares issued at March 31, 2017 and December 31, 2016, respectively	1,216	1,213
Additional paid-in capital	1,907,893	1,901,880
Retained earnings	982,275	914,434
Accumulated other comprehensive income (loss)	(18,067)	(25,920)
Total stockholders’ equity before noncontrolling interest	2,873,317	2,791,607
Noncontrolling interest	3,287	3,264
Total stockholders’ equity	2,876,604	2,794,871
Total liabilities and stockholders’ equity	$19,152,212	$18,890,142

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$127,428	$87,010
Purchased loans	75,994	29,023
Investment securities:
Taxable	3,816	2,270
Tax-exempt	6,512	3,432
Deposits with banks and federal funds sold	20	6
Total interest income	213,770	121,741

Interest expense:
Deposits	18,378	7,850
Repurchase agreements with customers	30	19
Other borrowings	222	302
Subordinated notes	3,188	—
Subordinated debentures	1,181	1,053
Total interest expense	22,999	9,224

Net interest income	190,771	112,517
Provision for loan and lease losses	4,933	2,017
Net interest income after provision for loan and lease losses	185,838	110,500

Non-interest income:
Service charges on deposit accounts	11,301	7,657
Mortgage lending income	1,574	1,284
Trust income	1,631	1,507
BOLI income	4,464	2,861
Other income from purchased loans, net	3,737	3,052
Gains on sales of other assets	1,619	1,027
Other	4,732	2,477
Total non-interest income	29,058	19,865

Non-interest expense:
Salaries and employee benefits	38,554	23,362
Net occupancy and equipment	13,192	8,531
Other operating expenses	26,522	15,793
Total non-interest expense	78,268	47,686

Income before taxes	136,628	82,679
Provision for income taxes	47,417	30,984
Net income	89,211	51,695
Earnings attributable to noncontrolling interest	(23)	(7)
Net income available to common stockholders	$89,188	$51,688

Basic earnings per common share	$0.73	$0.57

Diluted earnings per common share	$0.73	$0.57

Dividends declared per common share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net income	$89,211	$51,695
Other comprehensive income:
Unrealized gains and losses on investment securities AFS	12,081	4,195
Tax effect of unrealized gains and losses on investment securities AFS	(4,228)	(1,723)
Reclassification of gains and losses on investment securities AFS included in net income	—	—
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	—	—
Total other comprehensive income	7,853	2,472
Total comprehensive income	$97,064	$54,167

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands, except per share amounts)
Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794
Net income	—	—	51,695	—	—	—	51,695
Earnings attributable to noncontrolling interest	—	—	(7)	—	—	7	—
Total other comprehensive income	—	—	—	2,472	—	—	2,472
Common stock dividends paid, $0.15 per share	—	—	(13,603)	—	—	—	(13,603)
Issuance of 27,200 shares of common stock for exercise of stock options	—	322	—	—	—	—	322
Issuance of 213,907 shares of unvested restricted common stock	1	(6,858)	—	—	6,857	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	550	—	—	—	—	550
Stock-based compensation expense	—	2,020	—	—	—	—	2,020
Forfeiture of 5,804 shares of unvested restricted common stock	—	—	—	—	—	—	—
Balances – March 31, 2016	$907	$752,029	$744,713	$10,431	$—	$3,170	$1,511,250

Balances – December 31, 2016	$1,213	$1,901,880	$914,434	$(25,920)	$—	$3,264	$2,794,871
Cumulative effect of change in accounting principal	—	1,133	(688)	—	—	—	445
Balances – January 1, 2017, as adjusted	1,213	1,903,013	913,746	(25,920)	—	3,264	2,795,316
Net income	—	—	89,211	—	—	—	89,211
Earnings attributable to noncontrolling interest	—	—	(23)	—	—	23	—
Total other comprehensive income	—	—	—	7,853	—	—	7,853
Common stock dividends paid, $0.17 per share	—	—	(20,659)	—	—	—	(20,659)
Issuance of 69,655 shares of common stock for exercise of stock options	1	1,170	—	—	—	—	1,171
Issuance of 238,794 shares of unvested restricted common stock	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	3,712	—	—	—	—	3,712
Forfeiture of 1,018 shares of unvested restricted common stock	—	—	—	—	—	—	—
Balances – March 31, 2017	$1,216	$1,907,893	$982,275	$(18,067)	$—	$3,287	$2,876,604

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$89,211	$51,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,027	2,970
Amortization	3,377	1,865
Earnings attributable to noncontrolling interest	(23)	(7)
Provision for loan and lease losses	4,933	2,017
Provision for losses on foreclosed assets	596	670
Net amortization of investment securities AFS	2,819	230
Originations of mortgage loans held for sale	(48,222)	(47,322)
Proceeds from sales of mortgage loans held for sale	56,041	45,059
Accretion of purchased loans	(20,619)	(9,651)
Gains on sales of other assets	(1,619)	(1,027)
Deferred income tax expense (benefits)	6,899	(1,921)
Increase in cash surrender value of BOLI	(4,464)	(2,861)
Stock-based compensation expense	3,712	2,020
Excess tax benefit on stock-based compensation	—	(550)
Changes in assets and liabilities:
Accrued interest receivable	14,388	(7,828)
Other assets, net	5,939	(2,135)
Accrued interest payable and other liabilities	24,036	12,091
Net cash provided by operating activities	142,031	45,315
Cash flows from investing activities:
Proceeds from maturities/calls/paydowns of investment securities AFS	32,188	58,176
Purchases of investment securities AFS	(21,882)	(79,810)
Net increase of non-purchased loans and leases	(546,734)	(1,064,677)
Net payments received on purchased loans	312,514	135,373
Purchases of premises and equipment	(7,465)	(6,582)
Purchases of BOLI	—	(42,000)
Proceeds from sales of other assets	16,847	5,654
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(42)	223
Net cash used by investing activities	(214,574)	(993,643)
Cash flows from financing activities:
Net increase in deposits	138,549	1,655,357
Net proceeds from (repayments of) other borrowings	388	(162,608)
Net increase in repurchase agreements with customers	15,499	83
Proceeds from exercise of stock options	1,171	322
Excess tax benefit on stock-based compensation	—	550
Cash dividends paid on common stock	(20,659)	(13,603)
Net cash provided by financing activities	134,948	1,480,101
Net increase in cash and cash equivalents	62,405	531,773
Cash and cash equivalents – beginning of period	866,360	90,988
Cash and cash equivalents – end of period	$928,765	$622,761

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

At March 31, 2017 the Company, through the Bank, conducted operations through 250 offices, including offices in Arkansas, Georgia, Florida, North Carolina, Texas, Alabama, South Carolina, California and New York.

2.	Basis of Presentation and Change in Accounting Policy

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair statement of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year or future periods.

During the three months ended March 31, 2017, the Company revised its initial estimates regarding certain acquired assets and liabilities associated with its 2016 acquisition of C1 Financial, Inc. (“C1”).  As a result, goodwill recorded in the C1 acquisition increased by approximately $0.7 million during the first quarter of 2017.  As provided under GAAP, management has up to twelve months following the date of an acquisition to finalize the fair values of the acquired assets and assumed liabilities.  Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  In accordance with the provisions of ASU 2016-09, the Company elected to account for forfeitures of stock-based compensation awards as they occur.  Prior to the adoption of ASU 2016-09, the Company estimated forfeiture rates and the impact that estimated forfeitures would have on the number of stock-based awards that were expected to vest.  The Company believes this policy election related to forfeitures will be a more efficient method of accounting for forfeitures.  The adoption of ASU 2016-09 resulted in a cumulative adjustment to increase stockholders’ equity at January 1, 2017 by approximately $0.4 million.

3.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. For the three months ended March 31, 2017, options to purchase 1,095,976 shares of the Company’s common stock were excluded from the diluted EPS calculations, and for the three months ended March 31, 2016, options to purchase 659,858 shares of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of such options during such periods would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$20,659	$13,603
Undistributed earnings allocated to common stockholders	68,529	38,085
Net income available to common stockholders	$89,188	$51,688

Denominator:
Denominator for basic EPS – weighted-average common shares	121,512	90,687
Effect of dilutive securities – stock options	442	564
Denominator for diluted EPS – weighted-average common shares and assumed conversions	121,954	91,251
Basic EPS	$0.73	$0.57
Diluted EPS	$0.73	$0.57

4.	Investment Securities

At both March 31, 2017 and December 31, 2016, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2017:
Obligations of state and political subdivisions	$932,781	$8,155	$(27,299)	$913,637
U.S. Government agency securities	548,284	1,071	(9,727)	539,628
Corporate obligations	10,061	61	(33)	10,089
CRA qualified investment fund	1,067	—	(26)	1,041
Other equity securities	6,173	—	—	6,173
Total	$1,498,366	$9,287	$(37,085)	$1,470,568
December 31, 2016:
Obligations of state and political subdivisions	$946,886	$7,785	$(35,658)	$919,013
U.S. Government agency securities	547,297	962	(12,769)	535,490
Corporate obligations	10,086	—	(171)	9,915
CRA qualified investment fund	1,061	—	(27)	1,034
Other equity securities	6,160	—	—	6,160
Total	$1,511,490	$8,747	$(48,625)	$1,471,612

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2017:
Obligations of state and political subdivisions	$593,962	$27,290	$3,330	$9	$597,292	$27,299
U.S. Government agency securities	473,508	9,727	21	—	473,529	9,727
Corporate obligations	2,525	22	485	11	3,010	33
CRA qualified investment fund	1,041	26	—	—	1,041	26
Total temporarily impaired securities	$1,071,036	$37,065	$3,836	$20	$1,074,872	$37,085

December 31, 2016:
Obligations of state and political subdivisions	$641,862	$35,648	$4,501	$10	$646,363	$35,658
U.S. Government agency securities	480,000	12,764	160	5	480,160	12,769
Corporate obligations	6,915	171	—	—	6,915	171
CRA qualified investment fund	1,035	27	—	—	1,035	27
Total temporarily impaired securities	$1,129,812	$48,610	$4,661	$15	$1,134,473	$48,625

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality, financial condition and near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At both March 31, 2017 and December 31, 2016, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	March 31, 2017
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$81,122	$80,060
After one year to five years	302,717	299,451
After five years to ten years	342,714	342,572
After ten years	771,813	748,485
Total	$1,498,366	$1,470,568

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

The Company had no sales activity within its investment securities AFS for the three months ended March 31, 2017 or 2016.

5.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$76,541	$60,854
Charge-offs of non-purchased loans and leases	(1,749)	(1,347)
Recoveries of non-purchased loans and leases previously charged off	432	253
Net charge-offs – non-purchased loans and leases	(1,317)	(1,094)
Charge-offs of purchased loans	(2,787)	(65)
Recoveries of purchased loans previously charged off	854	48
Net charge-offs – purchased loans	(1,933)	(17)
Net charge-offs – total loans and leases	(3,250)	(1,111)
Provision for loan and lease losses:
Non-purchased loans and leases	3,000	2,000
Purchased loans	1,933	17
Total provision	4,933	2,017
Ending balance	$78,224	$61,760

ALLL allocated to non-purchased loans and leases	$76,624	$60,560
ALLL allocated to purchased loans	1,600	1,200
Total ALLL	$78,224	$61,760

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2017:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$10,225	$(169)	$4	$898	$10,958
Non-farm/non-residential	21,555	(6)	11	1,480	23,040
Construction/land development	20,673	(67)	6	(979)	19,633
Agricultural	2,787	—	—	(494)	2,293
Multifamily residential	2,447	—	—	318	2,765
Commercial and industrial	2,359	(225)	86	195	2,415
Consumer	1,945	(113)	111	991	2,934
Direct financing leases	10,684	(677)	5	418	10,430
Other	2,266	(492)	209	173	2,156
Total non-purchased loans and leases	74,941	(1,749)	432	3,000	76,624
Purchased loans	1,600	(2,787)	854	1,933	1,600
Total loans and leases	$76,541	$(4,536)	$1,286	$4,933	$78,224

Three months ended March 31, 2016:
Non-purchased loans and leases:
Real estate:
Residential 1-4 family	$8,672	$(243)	$24	$976	$9,429
Non-farm/non-residential	16,796	(12)	—	1,977	18,761
Construction/land development	18,176	(20)	2	(2,899)	15,259
Agricultural	3,388	(7)	—	303	3,684
Multifamily residential	3,031	—	—	883	3,914
Commercial and industrial	2,574	(11)	33	803	3,399
Consumer	707	(33)	12	21	707
Direct financing leases	3,835	(660)	11	1,049	4,235
Other	2,475	(361)	171	(1,113)	1,172
Total non-purchased loans and leases	59,654	(1,347)	253	2,000	60,560
Purchased loans	1,200	(65)	48	17	1,200
Total loans and leases	$60,854	$(1,412)	$301	$2,017	$61,760

The following table is a summary of the Company’s ALLL for non-purchased loans and leases and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL for Non-Purchased Loans and Leases			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2017:
Real estate:
Residential 1-4 family	$212	$10,746	$10,958	$2,425	$511,605	$514,030
Non-farm/non-residential	338	22,702	23,040	3,282	2,669,826	2,673,108
Construction/land development	353	19,280	19,633	2,197	4,768,102	4,770,299
Agricultural	287	2,006	2,293	1,099	109,024	110,123
Multifamily residential	—	2,765	2,765	100	557,551	557,651
Commercial and industrial	511	1,904	2,415	809	200,251	201,060
Consumer	23	2,911	2,934	83	352,205	352,288
Direct financing leases	—	10,430	10,430	—	134,948	134,948
Other	41	2,115	2,156	212	903,156	903,368
Total	$1,765	$74,859	$76,624	$10,207	$10,206,668	$10,216,875

December 31, 2016:
Real estate:
Residential 1-4 family	$326	$9,899	$10,225	$2,411	$478,652	$481,063
Non-farm/non-residential	174	21,381	21,555	2,136	2,383,516	2,385,652
Construction/land development	1,384	19,289	20,673	5,501	4,757,466	4,762,967
Agricultural	387	2,400	2,787	1,198	96,668	97,866
Multifamily residential	59	2,388	2,447	879	434,463	435,342
Commercial and industrial	463	1,896	2,359	750	227,730	228,480
Consumer	16	1,929	1,945	60	216,457	216,517
Direct financing leases	—	10,684	10,684	—	137,188	137,188
Other	41	2,225	2,266	158	859,860	860,018
Total	$2,850	$72,091	$74,941	$13,093	$9,592,000	$9,605,093

(1)	Excludes $1.6 million of ALLL allocated to the Company’s purchased loans at both March 31, 2017 and December 31, 2016.

The following table is a summary of impaired non-purchased loans and leases as of and for the three months ended March 31, 2017.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2017
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$1,459	$(218)	$1,241	$212	$1,464
Non-farm/non-residential	2,254	(530)	1,724	338	1,186
Construction/land development	1,828	(34)	1,794	353	3,448
Agricultural	964	—	964	287	1,014
Commercial and industrial	859	(81)	778	511	633
Consumer	78	(4)	74	23	62
Other	207	—	207	41	180
Total impaired loans and leases with a related ALLL	7,649	(867)	6,782	1,765	7,987

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,301	(117)	1,184	—	954
Non-farm/non-residential	1,972	(414)	1,558	—	1,523
Construction/land development	1,217	(814)	403	—	400
Agricultural	367	(232)	135	—	135
Multifamily residential	233	(133)	100	—	50
Commercial and industrial	81	(50)	31	—	147
Consumer	14	(5)	9	—	9
Other	5	—	5	—	5
Total impaired loans and leases without a related ALLL	5,190	(1,765)	3,425	—	3,223
Total impaired non-purchased loans and leases	$12,839	$(2,632)	$10,207	$1,765	$11,210

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2016.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2016
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$1,904	$(216)	$1,688	$326	$1,088
Non-farm/non-residential	1,171	(523)	648	174	186
Construction/land development	5,137	(34)	5,103	1,384	1,118
Agricultural	1,064	—	1,064	387	1,118
Multifamily	879	—	879	59	176
Commercial and industrial	809	(322)	487	463	506
Consumer	55	(4)	51	16	23
Other	153	—	153	41	31
Total impaired loans and leases with a related ALLL	11,172	(1,099)	10,073	2,850	4,246

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	879	(156)	723	—	896
Non-farm/non-residential	1,997	(509)	1,488	—	1,131
Construction/land development	1,208	(810)	398	—	1,998
Agricultural	366	(232)	134	—	169
Multifamily residential	133	(133)	—	—	33
Commercial and industrial	313	(50)	263	—	209
Consumer	14	(5)	9	—	11
Other	5	—	5	—	6
Total impaired loans and leases without a related ALLL	4,915	(1,895)	3,020	—	4,453
Total impaired non-purchased loans and leases	$16,087	$(2,994)	$13,093	$2,850	$8,699

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at March 31, 2017 or at December 31, 2016 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases had previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months ended March 31, 2017 and 2016 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
March 31, 2017:
Real estate:
Residential 1-4 family (1)	$507,218	$—	$2,516	$4,296	$514,030
Non-farm/non-residential	2,252,848	334,454	78,462	7,344	2,673,108
Construction/land development	4,378,663	376,589	11,912	3,135	4,770,299
Agricultural	47,750	51,844	8,504	2,025	110,123
Multifamily residential	508,219	46,355	1,942	1,135	557,651
Commercial and industrial	111,729	82,318	5,514	1,499	201,060
Consumer (1)	351,910	—	133	245	352,288
Direct financing leases	133,972	36	179	761	134,948
Other (1)	899,028	3,898	226	216	903,368
Total	$9,191,337	$895,494	$109,388	$20,656	$10,216,875

December 31, 2016:
Real estate:
Residential 1-4 family (1)	$474,853	$—	$1,938	$4,272	$481,063
Non-farm/non-residential	2,010,397	287,157	81,527	6,571	2,385,652
Construction/land development	4,409,108	336,004	11,402	6,453	4,762,967
Agricultural	48,835	37,712	9,158	2,161	97,866
Multifamily residential	381,845	49,607	1,971	1,919	435,342
Commercial and industrial	149,698	73,559	3,994	1,229	228,480
Consumer (1)	216,120	—	164	233	216,517
Direct financing leases	135,980	46	208	954	137,188
Other (1)	855,217	4,710	81	10	860,018
Total	$8,682,053	$788,795	$110,443	$23,802	$9,605,093

(1)

The Company does not risk rate its residential 1-4 family loans (including consumer construction loans and 1-4 family properties), indirect loans, consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current(3)	Total
	(Dollars in thousands)
March 31, 2017:
Real estate:
Residential 1-4 family	$3,227	$2,257	$5,484	$508,546	$514,030
Non-farm/non-residential	1,753	2,535	4,288	2,668,820	2,673,108
Construction/land development	1,714	2,208	3,922	4,766,377	4,770,299
Agricultural	55	51	106	110,017	110,123
Multifamily residential	—	100	100	557,551	557,651
Commercial and industrial	484	561	1,045	200,015	201,060
Consumer	162	79	241	352,047	352,288
Direct financing leases	656	607	1,263	133,685	134,948
Other	17	212	229	903,139	903,368
Total	$8,068	$8,610	$16,678	$10,200,197	$10,216,875

December 31, 2016:
Real estate:
Residential 1-4 family	$2,410	$2,082	$4,492	$476,571	$481,063
Non-farm/non-residential	1,718	1,318	3,036	2,382,616	2,385,652
Construction/land development	3,082	198	3,280	4,759,687	4,762,967
Agricultural	1,220	136	1,356	96,510	97,866
Multifamily residential	—	883	883	434,459	435,342
Commercial and industrial	522	551	1,073	227,407	228,480
Consumer	169	52	221	216,296	216,517
Direct financing leases	408	812	1,220	135,968	137,188
Other	196	6	202	859,816	860,018
Total	$9,725	$6,038	$15,763	$9,589,330	$9,605,093
(1)	Includes $0.5 million and $4.6 million at March 31, 2017 and December 31, 2016, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at March 31, 2017 and December 31, 2016.
(3)	Includes $2.1 million and $3.7 million of loans and leases on nonaccrual status at March 31, 2017 and December 31, 2016, respectively.

Purchased Loans

As of March 31, 2017, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since its most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). At March 31, 2017, the Company had $13.9 million of impaired purchased loans compared to $6.5 million at December 31, 2016.

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Date of Acquisition					Purchased Loans With Evidence of Credit Deterioration at Date of Acquisition		Total Purchased
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
March 31, 2017:
Real estate:
Residential 1-4 family	$93,432	$355,484	$162,513	$57,320	$621	$67,020	$1,868	$738,258
Non-farm/non-residential	283,183	1,275,136	394,880	2,821	6,693	124,614	3,850	2,091,177
Construction/land development	90,834	363,467	59,200	2,114	22	13,160	68	528,865
Agricultural	11,220	4,922	3,638	369	—	3,926	394	24,469
Multifamily residential	19,389	198,358	52,548	678	—	10,182	—	281,155
Commercial and industrial	15,703	129,111	9,460	1,324	24	7,687	127	163,436
Consumer	297,715	376,332	69,136	1,987	202	278	—	745,650
Other	5,096	1,473	127	36	—	305	—	7,037
Total	$816,572	$2,704,283	$751,502	$66,649	$7,562	$227,172	$6,307	$4,580,047

December 31, 2016:
Real estate:
Residential 1-4 family	$99,447	$379,883	$162,166	$62,507	$282	$72,052	$1,889	$778,226
Non-farm/non-residential	309,450	1,415,399	419,978	3,128	712	128,347	2,735	2,279,749
Construction/land development	104,303	351,001	63,561	2,536	33	11,404	55	532,893
Agricultural	13,169	5,154	3,825	404	—	4,058	381	26,991
Multifamily residential	11,838	231,758	54,116	714	—	10,237	—	308,663
Commercial and industrial	17,268	172,168	10,897	1,722	22	9,463	127	211,667
Consumer	319,442	414,116	75,812	2,496	194	328	86	812,474
Other	5,229	1,497	132	44	—	457	—	7,359
Total	$880,146	$2,970,976	$790,487	$73,551	$1,243	$236,346	$5,273	$4,958,022

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

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
March 31, 2017:
Real estate:
Residential 1-4 family	$10,023	$7,439	$17,462	$720,796	$738,258
Non-farm/non-residential	6,779	22,426	29,205	2,061,972	2,091,177
Construction/land development	2,281	1,279	3,560	525,305	528,865
Agriculture	144	547	691	23,778	24,469
Multifamily residential	—	—	—	281,155	281,155
Commercial and industrial	1,112	1,242	2,354	161,082	163,436
Consumer	2,983	704	3,687	741,963	745,650
Other	—	—	—	7,037	7,037
Total	$23,322	$33,637	$56,959	$4,523,088	$4,580,047

Purchased loans without evidence of credit deterioration at date of acquisition	$16,916	$10,704	$27,620	$4,318,948	$4,346,568
Purchased loans with evidence of credit deterioration at date of acquisition	6,406	22,933	29,339	204,140	233,479
Total	$23,322	$33,637	$56,959	$4,523,088	$4,580,047

December 31, 2016:
Real estate:
Residential 1-4 family	$10,547	$8,665	$19,212	$759,014	$778,226
Non-farm/non-residential	7,471	20,528	27,999	2,251,750	2,279,749
Construction/land development	21,008	527	21,535	511,358	532,893
Agriculture	49	638	687	26,304	26,991
Multifamily residential	—	—	—	308,663	308,663
Commercial and industrial	891	1,305	2,196	209,471	211,667
Consumer	4,421	1,502	5,923	806,551	812,474
Other	—	—	—	7,359	7,359
Total	$44,387	$33,165	$77,552	$4,880,470	$4,958,022

Purchased loans without evidence of credit deterioration at date of acquisition	$38,621	$8,619	$47,240	$4,669,163	$4,716,403
Purchased loans with evidence of credit deterioration at date of acquisition	5,766	24,546	30,312	211,307	241,619
Total	$44,387	$33,165	$77,552	$4,880,470	$4,958,022

6.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cash paid during the period for:
Interest	$26,782	$9,146
Taxes	1,714	17,552
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	12,081	4,195
Loans transferred to foreclosed assets	5,732	4,706
Loans advanced for sales of foreclosed assets	—	30

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2017 was $49.6 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2017 totaled $35.3 million.

At March 31, 2017, the Company had outstanding commitments totaling $11.26 billion to extend credit, consisting primarily of loans closed but not yet funded. The following table shows, as of the date indicated, the contractual maturities of such outstanding commitments.

Contractual Maturities at March 31, 2017
Maturity	Amount
(Dollars in thousands)
2017	$575,370
2018	2,096,376
2019	4,119,085
2020	3,576,543
2021	669,503
Thereafter	221,885
Total	$11,258,762

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees and officers of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company or any subsidiary under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. All employee options outstanding at March 31, 2017 were issued with a vesting date three years after issuance and an expiration date seven years after issuance. All shares issued in connection with options exercised under the employee nonqualified stock option plan were in the form of newly issued shares.

In addition, the Company has a non-employee director stock plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as a director of the Company. The number of shares of common stock to be awarded is the equivalent of $35,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. During the three months ended March 31, 2017 and 2016, no shares were issued and no stock-based compensation expense was recorded under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors.  No options were granted under this plan during the three months ended March 31, 2017 or 2016.  All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended March 31, 2017:
Outstanding – January 1, 2017	1,635,484	$37.10
Granted	603,414	52.08
Exercised	(69,655)	16.82
Forfeited	(26,990)	46.12
Outstanding – March 31, 2017	2,142,253	41.87	5.4	$22,369	(1)
Fully vested and exercisable – March 31, 2017	459,975	$19.82	3.5	$14,808	(1)

(1)	Based on closing price of $52.01 per share on March 31, 2017.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $2.6 million and $0.8 million, respectively.

Options to purchase 603,414 shares were granted during the three months ended March 31, 2017 with an average grant date fair value of $15.49.  The fair value for each option grant is estimated on the date of grant using the Black-Sholes option pricing model.

The following table is a summary of the weighted-average assumptions used in the Black-Sholes option pricing model for stock options granted during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Risk-free interest rate	1.93%
Expected dividend yield	1.40%
Expected stock volatility	35.6%
Expected life (years)	5.0

The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate.  The expected dividend yield is estimated using the current annual dividend level and recent stock price of the Company’s common stock at the date of grant.  Expected stock volatility is based on historical volatilities of the Company’s common stock.  The expected life of stock options is calculated based on the “simplified” method as provided for under SEC Staff Accounting Bulletin No. 110.

Stock based compensation expense for stock options included in non-interest expense was $1.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.  Total unrecognized compensation cost related to non-vested stock option grants was $14.1 million at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2017
Outstanding – December 31, 2016	430,497
Granted	238,794
Forfeited	(1,018)
Vested	—
Outstanding – March 31, 2017	668,273

Weighted-average grant date fair value	$44.25

Restricted stock awards for 238,794 shares were granted during the three months ended March 31, 2017 with a weighted-average grant date fair value of $52.09.

The fair value of the restricted stock awards is amortized to compensation expense over the three-year vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted. Stock-based compensation expense for restricted stock included in non-interest expense was $2.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.  Unrecognized compensation expense for non-vested restricted stock awards was $19.3 million at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.3 years.

9.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at March 31, 2017 or December 31, 2016.

The Company applies the following fair value hierarchy.

Level 1 −	Quoted prices for identical instruments in active markets.
Level 2 −	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 −	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2017:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$896,802	$16,835	$913,637
U.S. Government agency securities	—	539,628	—	539,628
Corporate obligations	—	10,089	—	10,089
CRA qualified investment fund	1,041	—	—	1,041
Total investment securities AFS	1,041	1,446,519	16,835	1,464,395
Impaired non-purchased loans and leases	—	—	8,442	8,442
Impaired purchased loans	—	—	13,869	13,869
Foreclosed assets	—	—	36,899	36,899
Total assets at fair value	$1,041	$1,446,519	$76,045	$1,523,605

December 31, 2016:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$901,634	$17,379	$919,013
U.S. Government agency securities	—	535,490	—	535,490
Corporate obligations	—	9,915	—	9,915
CRA qualified investment fund	1,034	—	—	1,034
Total investment securities AFS	1,034	1,447,039	17,379	1,465,452
Impaired non-purchased loans and leases	—	—	10,243	10,243
Impaired purchased loans	—	—	6,516	6,516
Foreclosed assets	—	—	43,702	43,702
Total assets at fair value	$1,034	$1,447,039	$77,840	$1,525,913

(1)	Does not include $6.2 million at both March 31, 2017 and December 31, 2016 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at March 31, 2017	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$8,442	Third party appraisal (1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Impaired purchased loans	$13,869	Third party appraisal (1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Foreclosed assets	$36,899	Third party appraisal, (1) broker price opinions and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2017. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $16.8 million at March 31, 2017 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2017, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $16.8 million which was approximately the same as the aggregate par value of the private placement bonds. Accordingly, at March 31, 2017, the Company reported the private placement bonds at $16.8 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2017 the Company had reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $4.4 million to the estimated fair value of $8.4 million. The $4.4 million adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $2.6 million of partial charge-offs and $1.8 million of specific allowance allocations for loan and lease losses.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of March 31, 2017, the Company had identified purchased loans where current information indicates it is probable that (i) the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or (ii) the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition).  At March 31, 2017, the Company had $13.9 million of impaired purchased loans.

Foreclosed assets – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, management considered a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value of cash flows expected to be received. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – December 31, 2016	$17,379
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	32
Paydowns and maturities	(576)
Sales	—
Transfers in and/or out of Level 3	—
Balance – March 31, 2017	$16,835

Balance – December 31, 2015	$18,504
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	—
Paydowns and maturities	(554)
Sales	—
Transfers in and/or out of Level 3	—
Balance – March 31, 2016	$17,950

10.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed on a quarterly basis. The Company’s investments in FHLB and FNBB equity securities totaling $6.2 million at both March 31, 2017 and December 31, 2016 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at March 31, 2017 or December 31, 2016.

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

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$892,085	$892,085	$866,360	$866,360
Investment securities AFS	Levels 1, 2 and 3	1,470,568	1,470,568	1,471,612	1,471,612
Loans and leases, net of ALLL	Level 3	14,718,698	14,490,939	14,486,574	14,221,113

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$10,883,740	$10,883,740	$10,637,813	$10,637,813
Time deposits	Level 2	4,829,687	4,857,010	4,937,065	4,965,279
Repurchase agreements with customers	Level 1	80,609	80,609	65,110	65,110
Other borrowings	Level 2	42,291	42,829	41,903	42,696
Subordinated notes	Level 2	222,611	222,442	222,516	223,133
Subordinated debentures	Level 2	118,380	85,749	118,242	84,478

11.	Repurchase Agreements With Customers

At March 31, 2017 and December 31, 2016, securities sold under agreements to repurchase (“repurchase agreements”) totaled $80.6 million and $65.1 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency residential mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

12.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning balance of AOCI – unrealized net gains (losses) on investment securities AFS	$(25,920)	$7,959
Other comprehensive income:
Unrealized gains and losses on investment securities AFS	12,081	4,195
Tax effect of unrealized gains and losses on investment securities AFS	(4,228)	(1,723)
Amounts reclassified from AOCI	—	—
Tax effect of amounts reclassified from AOCI	—	—
Total other comprehensive income	7,853	2,472
Ending balance of AOCI – unrealized net gains (losses) on investment securities AFS	$(18,067)	$10,431

13.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Professional and outside services	$5,338	$3,221
Postage and supplies	1,919	1,058
Advertising and public relations	1,190	1,116
Telecommunication services	3,970	1,752
Software and data processing	2,473	506
ATM expense	1,138	880
Travel and meals	1,855	1,504
FDIC insurance	1,000	1,200
FDIC and state assessments	742	339
Loan collection and repossession expense	1,302	1,037
Writedowns of foreclosed and other assets	596	670
Amortization of intangibles	3,145	1,726
Other	1,854	784
Total other operating expenses	$26,522	$15,793

14.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. While the Company continues to evaluate the impact that ASU 2014-09 may have on its financial position, results of operations, and financial statement disclosures, it is not expected that the adoption of ASU 2014-09 will have a significant impact.

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

In March 2016, FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement.  In addition, all tax-related cash flows, such as excess tax benefits, should be reported as operating activities rather than financing activity in the statement of cash flows.  Also, entities are allowed to make a policy election related to forfeitures to either estimate the number of awards expected to vest or account for forfeitures when they occur.  The Company adopted ASU 2016-09 beginning January 1, 2017, including the provision to account for forfeitures as they occur, and recorded a cumulative adjustment to increase stockholders’ equity at January 1, 2017 by approximately $0.4 million.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which significantly revises the guidance related to impairment of financial instruments.  The new guidance replaces the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The scope of ASU 2016-13 includes loans, including purchased loans with credit deterioration, available-for-sale debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018.  The Company continues to evaluate the effect that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures and has engaged an outside third party to assist with data analysis, model development, and implementation of ASU 2016-03.

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

In January 2017, FASB issued ASU 2017-01 “Business Combinations (Topic 805), Clarifying the Definition of a Business” that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of identifiable assets is not considered a business.  In addition, the guidance requires that to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output.  The ASU removes the evaluation of whether a market participant could replace any of the missing elements.  ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017.  The Company will evaluate the effect, if any, that ASU 2017-01 may have any future acquisitions.

In January 2017, FASB issued ASU 2017-03 “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” ASU-2017-03 provides guidance on additional qualitative disclosures when a registrant cannot reasonably estimate the impact of adoption of ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on its financial statements.  In addition, ASU 2017-03 provides guidance on ASU 2014-01 related to the proportional amortization method in accounting for investments in qualified affordable housing projects.  ASU 2017-03 was effective when issued and did not have a significant impact on the Company’s financial position, results of operations or its financial statement disclosures.

In January 2017, FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350)” which amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test.  As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value.  ASU 2017-04 is effective for annual periods beginning after December 15, 2019.  The Company is evaluating the effect that ASU 2017-04 may have, if any, on its financial position, results of operations and its financial statement disclosures.

In March 2017, FASB issued ASU 2017-08 “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)” which amends the accounting for the amortization of premiums for certain purchased callable debt securities by shortening the amortization period to the earliest call date.  ASU 2017-08 is effective for interim and annual periods beginning after December 15, 2019.  The Company is evaluating the effect that ASU 2017-09 may have, if any, on its financial position, results of operations and its financial statement disclosures.

15. Subsequent Event

On April 10, 2017 the Company, as part of an internal corporate reorganization, entered into an Agreement and Plan of Merger (the “Plan of Merger”) with the Bank. Under the terms of the Plan of Merger, the Company will be merged with and into the Bank (the “Reorganization”) with the Bank continuing as the surviving entity.

At the effective time of the Reorganization, each share of the Company’s common stock outstanding immediately prior to the effective time will be automatically converted into one share of Bank common stock.  As a result, the shares of capital stock of the Bank will be owned directly by the Company’s shareholders in the same proportion as their ownership of the Company’s capital stock immediately prior to the Reorganization.

The Plan of Merger has been approved by the boards of directors of the Company and the Bank. In connection with the Reorganization, the Company expects to hold a special meeting of its shareholders on June 23, 2017 to consider and vote upon the Reorganization. The Reorganization is subject to various closing conditions including, among others, (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Reorganization, (ii) receipt of all required regulatory approvals, including the approval of the FDIC and the Arkansas State Bank Department, and (iii) approval for listing on NASDAQ of the Bank’s common stock.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth, expansion and acquisition strategies, including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with or additional expenses relating to integrating acquisitions; the inability to realize expected cost savings and/or synergies from acquisitions, including the proposed reorganization; problems with managing acquisitions; the effect of the announcement of any future acquisition on customer relationships and operating results; the ability to consummate the proposed reorganization, including the receipt of shareholder approval and the receipt of required regulatory approvals; the availability of and access to capital; possible downgrades in our credit ratings or outlook which could increase the costs of funding from capital markets; the ability to attract new or retain existing or acquired deposits or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we are subject as a result of our total assets exceeding $10 billion; recently enacted and potential legislation and regulatory actions, and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting us or our customers; adoption of new accounting standards or changes in existing standards; and adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in, or implied by, such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months ended March 31, 2017 and 2016 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the second quarter of 2015 through the first quarter of 2017. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$213,770	$121,741
Interest expense	22,999	9,224
Net interest income	190,771	112,517
Provision for loan and lease losses	4,933	2,017
Non-interest income	29,058	19,865
Non-interest expense	78,268	47,686
Net income available to common stockholders	89,188	51,688
Common share and per common share data:
Earnings – diluted	$0.73	$0.57
Book value	23.63	16.62
Tangible book value	17.72	14.96
Dividends	0.17	0.15
Weighted-average diluted shares outstanding (thousands)	121,954	91,251
End of period shares outstanding (thousands)	121,575	90,714
Balance sheet data at period end:
Total assets	$19,152,212	$11,427,419
Non-purchased loans and leases	10,216,875	7,591,339
Purchased loans	4,580,047	1,678,351
Allowance for loan and lease losses	78,224	61,760
Foreclosed assets	36,899	22,248
Investment securities	1,470,568	627,946
Goodwill	660,789	125,693
Other intangibles - net of amortization	57,686	25,172
Deposits	15,713,427	9,626,825
Repurchase agreements with customers	80,609	65,883
Other borrowings	42,291	41,933
Subordinated notes	222,611	—
Subordinated debentures	118,380	117,823
Total common stockholders’ equity	2,873,317	1,508,080
Loan and lease (including purchased loans) to deposit ratio	94.17%	96.29%
Average balance sheet data:
Total average assets	$18,746,726	$10,492,707
Total average common stockholders’ equity	2,826,832	1,484,657
Average common equity to average assets	15.08%	14.15%
Performance ratios:
Return on average assets (1)	1.93%	1.98%
Return on average common stockholders’ equity (1)	12.80	14.00
Return on average tangible common stockholders’ equity (1)	17.17	15.59
Net interest margin – FTE (1)	4.88	4.92
Efficiency ratio	35.03	35.51
Common stock dividend payout ratio	23.16	26.31
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases (1) (2)	0.05%	0.06%
Net charge-offs to average total loans and leases (1)	0.09	0.05
Nonperforming loans and leases to total loans and leases (3)	0.11	0.15
Nonperforming assets to total assets (3)	0.25	0.29
Allowance for loan and lease losses as a percentage of:
Total non-purchased loans and leases (4)	0.75%	0.80%
Nonperforming loans and leases (4)	692%	543%
Capital ratios at period end:
Common equity tier 1	9.94%	10.08%
Tier 1 risk based capital	9.94	10.89
Total risk based capital	11.89	11.35
Tier 1 leverage	11.95	14.05

(1)	Ratios annualized based on actual days.(3)Excludes purchased loans, except for their inclusion in total assets.
(2)	Excludes purchased loans and net charge-offs related to such loans.(4)Excludes purchased loans and any allowance for such loans.

Supplemental Quarterly Financial Data – Unaudited

	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$93,756	$96,387	$106,518	$112,517	$119,038	$175,150	$194,800	$190,771
Federal tax (FTE) adjustment	2,552	2,368	2,092	1,911	2,067	2,533	3,254	3,594
Net interest income (FTE)	96,308	98,755	108,610	114,428	121,105	177,683	198,054	194,365
Provision for loan and lease losses	(4,308)	(3,581)	(5,211)	(2,017)	(4,834)	(7,086)	(9,855)	(4,933)
Non-interest income	23,270	22,138	30,540	19,865	22,733	29,231	30,571	29,058
Non-interest expense	(43,724)	(45,428)	(51,646)	(47,686)	(50,928)	(78,781)	(78,358)	(78,268)
Pretax income (FTE)	71,546	71,884	82,293	84,590	88,076	121,047	140,412	140,222
FTE adjustment	(2,552)	(2,368)	(2,092)	(1,911)	(2,067)	(2,533)	(3,254)	(3,594)
Provision for income taxes	(24,190)	(23,385)	(28,740)	(30,984)	(31,514)	(42,470)	(49,312)	(47,417)
Noncontrolling interest	(28)	(3)	(6)	(7)	(21)	(14)	(59)	(23)
Net income available to common stockholders	$44,776	$46,128	$51,455	$51,688	$54,474	$76,030	$87,787	$89,188
Earnings per common share – diluted	$0.51	$0.52	$0.57	$0.57	$0.60	$0.66	$0.72	$0.73
Non-interest Income:
Service charges on deposit accounts	$7,088	$7,425	$7,558	$7,657	$8,119	$10,926	$11,759	$11,301
Mortgage lending income	1,772	1,825	1,713	1,284	2,057	2,616	2,097	1,574
Trust income	1,463	1,500	1,508	1,507	1,574	1,564	1,623	1,631
BOLI income	1,785	2,264	2,412	2,861	2,745	4,638	4,564	4,464
Other income from purchased loans	6,971	5,456	4,790	3,052	4,599	4,635	4,993	3,737
Gains on investment securities	85	—	2,863	—	—	—	4	—
Gains on sales of other assets	2,557	1,905	7,463	1,027	998	594	1,537	1,619
Other	1,549	1,763	2,233	2,477	2,641	4,258	3,994	4,732
Total non-interest income	$23,270	$22,138	$30,540	$19,865	$22,733	$29,231	$30,571	$29,058
Non-interest Expense:
Salaries and employee benefits	$22,646	$21,207	$21,504	$23,362	$24,921	$38,069	$36,481	$38,554
Net occupancy expense	7,344	8,076	8,537	8,531	8,388	11,669	13,936	13,192
Other operating expenses	12,094	14,448	19,879	14,067	16,062	26,447	24,783	23,377
Amortization of intangibles	1,640	1,697	1,726	1,726	1,557	2,596	3,158	3,145
Total non-interest expense	$43,724	$45,428	$51,646	$47,686	$50,928	$78,781	$78,358	$78,268
Allowance for Loan and Lease Losses:
Balance at beginning of period	$54,147	$56,749	$59,017	$60,854	$61,760	$65,133	$69,760	$76,541
Net charge-offs	(1,706)	(1,313)	(3,374)	(1,111)	(1,461)	(2,459)	(3,074)	(3,250)
Provision for loan and lease losses	4,308	3,581	5,211	2,017	4,834	7,086	9,855	4,933
Balance at end of period	$56,749	$59,017	$60,854	$61,760	$65,133	$69,760	$76,541	$78,224
Selected Ratios:
Net interest margin – FTE (1)	5.37%	5.07%	4.98%	4.92%	4.82%	4.90%	5.02%	4.88%
Efficiency ratio	36.56	37.58	37.12	35.51	35.41	38.07	34.27	35.03
Net charge-offs to average non-purchased loans and leases (1) (2)	0.12	0.05	0.22	0.06	0.05	0.06	0.08	0.05
Net charge-offs to average total loans and leases (1)	0.11	0.08	0.17	0.05	0.06	0.07	0.09	0.09
Nonperforming loans and leases to total loans and leases (3)	0.34	0.26	0.20	0.15	0.09	0.08	0.15	0.11
Nonperforming assets to total assets (3)	0.49	0.41	0.37	0.29	0.25	0.28	0.31	0.25
Allowance for loan and lease losses to total non-purchased loans and leases (4)	1.19	1.08	0.91	0.80	0.78	0.78	0.78	0.75
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases (3)	0.50	0.41	0.28	0.23	0.22	0.17	0.16	0.16

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
(4)	Excludes purchased loans and any allowance for such loans.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2017. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. Our determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than our other significant accounting policies. Accordingly, we consider the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies. A detailed discussion of each of these critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC. Other than the adoption of Accounting Standards Update 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017, there has been no change in our critical accounting policies and no material change in the application of critical accounting policies as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to our common stockholders was $89.2 million for the first quarter of 2017, a 72.6% increase from $51.7 million for the first quarter of 2016. Diluted earnings per common share were $0.73 for the first quarter of 2017, a 28.1% increase from $0.57 for the first quarter of 2016.

Our annualized return on average assets was 1.93% for the first quarter of 2017 compared to 1.98% for the first quarter of 2016. Our annualized return on average common stockholders’ equity was 12.80% for the first quarter of 2017 compared to 14.00% for the first quarter of 2016. Our annualized return on average tangible common stockholders’ equity was 17.17% for the first quarter of 2017 compared to 15.59% for the first quarter of 2016. The calculations of our average tangible common stockholders’ equity and our annualized return on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included under the heading “Capital Resources and Liquidity” in this MD&A.

Total assets were $19.15 billion at March 31, 2017 compared to $18.89 billion at December 31, 2016. Non-purchased loans and leases were $10.22 billion at March 31, 2017 compared to $9.61 billion at December 31, 2016. Purchased loans were $4.58 billion at March 31, 2017 compared to $4.96 billion at December 31, 2016. Total loans and leases were $14.80 billion at March 31, 2017 compared to $14.56 billion at December 31, 2016. Deposits were $15.71 billion at March 31, 2017 compared to $15.57 billion at December 31, 2016.

Common stockholders’ equity was $2.87 billion at March 31, 2017 compared to $2.79 billion at December 31, 2016. Tangible common stockholders’ equity was $2.15 billion at March 31, 2017 compared to $2.07 billion at December 31, 2016. Book value per common share was $23.63 at March 31, 2017 compared to $23.02 at December 31, 2016. Tangible book value per common share was $17.72 at March 31, 2017 compared to $17.08 at December 31, 2016. The calculations of our tangible common stockholders’ equity and tangible book value per common share and the reconciliations to GAAP are included under the heading “Capital Resources and Liquidity” in this MD&A.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on interest bearing liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $3.6 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2017 increased 69.9% to $194.4 million compared to $114.4 million for the first quarter of 2016. This increase in net interest income for the first quarter of 2017 compared to the same period in 2016 was primarily due to the increase in average earning assets, which increased 72.5% to $16.14 billion for the first quarter of 2017 compared to $9.36 billion for the first quarter of 2016, partially offset by a decrease in our net interest margin.

The increase in average earning assets was primarily due to an increase in the average balances of non-purchased loans and leases which increased $2.81 billion, or 40.2%, for the first quarter of 2017 compared to the same period in 2016 and an increase in the average balance of our purchased loans which increased $3.07 billion, or 176.1%, for the first quarter of 2017 compared to the same period in 2016.  The increase in the average balance of our non-purchased loans and leases was due primarily to strong growth in loan originations and fundings.  The increase in the average balance of our purchased loans was due to our acquisitions of Community & Southern Holdings, Inc. (“C&S”) on July 20, 2016 and C1 Financial, Inc. (“C1”) on July 21, 2016.

Our net interest margin for the first quarter of 2017 decreased four basis points (“bps”) to 4.88% compared to 4.92% for the first quarter in 2016. This decrease was primarily due to a 20 bps increase in the rate paid on interest bearing liabilities, partially offset by a 14 bps increase in the yield on interest earning assets.

The yield on interest earning assets was 5.46% for the first quarter of 2017 compared to 5.32% for the first quarter of 2016.  The yield on our non-purchased loans and leases increased 26 bps for the first quarter of 2017 compared to the same period in 2016.  This increase was primarily due to (i) higher yields on newly originated loans in recent months and prepayment penalties and/or yield maintenance provisions on certain loans that paid off early during the first quarter of 2017 and (ii) recent increases in London Interbank Offered Rates (“LIBOR”) and the federal funds target rate.  The yield on our purchased loan portfolio decreased 30 bps for the first quarter of 2017 compared to the same period in 2016. This decrease was primarily attributable to the loans acquired in our C&S and C1 acquisitions, many of which did not contain evidence of credit deterioration on the dates of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. The yield on our aggregate investment securities portfolio decreased 120 bps for the first quarter of 2017 compared to the same period in 2016.  This decrease was primarily the result of (i) the investment securities acquired in our C&S acquisition whose yields were lower than our existing portfolio of investment securities and, to a lesser extent, (ii) the relatively low interest rate environment for tax-exempt municipal securities which resulted in certain issuers of such investment securities calling higher-rate environment securities and refinancing those securities at lower interest rates during 2016.

The overall increase in rates on average interest bearing liabilities, which increased 20 bps for the first quarter of 2017 compared to the same period in 2016, was primarily due to (i) an increase in rates on interest bearing deposits, which increased 14 bps for the first quarter of 2017 compared to the same period in 2016, (ii) an increase in rates on our subordinated debentures, which increased 45 bps for the first quarter of 2017 compared to the same period in 2016 and (iii) the issuance of our subordinated notes in the second quarter of 2016.  These increases were partially offset by a decrease in rates on other borrowings. The increase in rates on our interest bearing deposits, the largest component of our interest bearing liabilities, was primarily due to our deposit gathering initiatives that were implemented in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, federal funds purchased, (iii) subordinated notes and (iv) subordinated debentures. The rates on repos increased four bps for the first quarter of 2017 compared to the same period in 2016. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, decreased 24 bps in the first quarter of 2017 compared to the same period in 2016.  On June 23, 2016, the Company completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% fixed-to-floating rate subordinated notes. The rate on these subordinated notes, including amortization of debt issuance costs, using a level-yield methodology over the estimated holding period of seven years, was 5.81% during the first quarter of 2017.  The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, increased due to increases in LIBOR on the applicable reset dates.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns, if any. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees, any prepayment penalties or yield maintenance provisions on loan payments and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on our other borrowing sources are presented net of interest capitalized on construction projects and include the amortization of debt issuance costs, if any. The interest expense on the subordinated debentures assumed in our acquisition of Intervest Bancshares Corporation (“Intervest”) includes the amortization of purchase accounting adjustments.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$41,806	$20	0.19%	$2,987	$6	0.77%
Investment securities:
Taxable	663,153	3,816	2.33	264,098	2,270	3.46
Tax-exempt – FTE	803,589	10,019	5.06	338,780	5,281	6.27
Non-purchased loans and leases – FTE	9,827,717	127,515	5.26	7,009,068	87,072	5.00
Purchased loans	4,807,080	75,993	6.41	1,740,827	29,023	6.71
Total earning assets – FTE	16,143,345	217,363	5.46	9,355,760	123,652	5.32
Non-interest earning assets	2,603,381			1,136,947
Total assets	$18,746,726			$10,492,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$7,862,653	$8,458	0.44%	$4,595,405	$3,718	0.33%
Time deposits of $100,000 or more	3,241,587	7,132	0.89	1,622,703	2,947	0.73
Other time deposits	1,699,858	2,787	0.66	987,231	1,185	0.48
Total interest bearing deposits	12,804,098	18,377	0.58	7,205,339	7,850	0.44
Repurchase agreements with customers	79,884	30	0.15	68,301	19	0.11
Other borrowings	42,137	222	2.14	51,053	302	2.38
Subordinated notes	222,561	3,188	5.81	—	—	—
Subordinated debentures	118,300	1,181	4.05	117,749	1,053	3.60
Total interest bearing liabilities	13,266,980	22,998	0.70	7,442,442	9,224	0.50
Non-interest bearing liabilities:
Non-interest bearing deposits	2,574,540			1,508,829
Other non-interest bearing liabilities	75,107			53,615
Total liabilities	15,916,627			9,004,886
Common stockholders’ equity	2,826,832			1,484,657
Noncontrolling interest	3,267			3,164
Total liabilities and stockholders’ equity	$18,746,726			$10,492,707
Net interest income – FTE		$194,365			$114,428
Net interest margin – FTE			4.88%			4.92%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2017 Over Three Months Ended March 31, 2016
	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$18	$(4)	$14
Investment securities:
Taxable	2,296	(750)	1,546
Tax-exempt – FTE	5,795	(1,057)	4,738
Non-purchased loans and leases – FTE	36,572	3,871	40,443
Purchased loans	48,473	(1,503)	46,970
Total interest income – FTE	93,154	557	93,711

Interest expense:
Savings and interest bearing transaction	3,514	1,226	4,740
Time deposits of $100,000 or more	3,562	623	4,185
Other time deposits	1,168	434	1,602
Repurchase agreements with customers	4	7	11
Other borrowings	(47)	(33)	(80)
Subordinated notes	3,188	—	3,188
Subordinated debentures	5	123	128
Total interest expense	11,394	2,380	13,774
Increase (decrease) in net interest income – FTE	$81,760	$(1,823)	$79,937

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans and gains on investment securities and on sales of other assets.  Non-interest income for the first quarter of 2017 increased 46.3% to $29.1 million compared to $19.9 million for the first quarter of 2016.

Service charges on deposit accounts increased 47.6% to $11.3 million for the first quarter of 2017 compared to $7.7 million for the first quarter of 2016. The increase in service charges on deposit accounts was primarily a result of the addition of deposit customers from our C&S and C1 acquisitions and growth in the number of transaction accounts. Effective July1, 2017, we will be subject to the provisions of the Durbin Amendment, which are applicable to financial institutions whose total assets exceed $10 billion and which limit the amount of interchange fees that may be charged for debit and prepaid card transactions.  Had we been subject to the Durbin Amendment in 2016, our interchange fee income (which is included in our non-interest income from service charges on deposit accounts) would have been reduced by approximately $7.4 million for the full year of 2016.

Mortgage lending income increased 22.6% to $1.6 million for the first quarter of 2017 compared to $1.3 million for the first quarter of 2016. The increase in mortgage lending income was primarily attributable to better pricing in recent months on mortgage originations for new home purchases.  The volume of originations of mortgage loans available for sale increased 1.9% to $48.2 million for the first quarter of 2017 compared to $47.3 million for the first quarter of 2016.

Trust income increased 8.2% to $1.6 million for the first quarter of 2017 compared to $1.5 million for the first quarter of 2016. The increase in trust income is primarily the result of growth in both corporate trust and personal trust income.

BOLI income increased 56.0% to $4.5 million for the first quarter of 2017 compared to $2.9 million for the first quarter of 2016.  The increase in BOLI income for the first quarter of 2017 was primarily due to income earned on the purchase of $103 million of BOLI in August 2016.  BOLI income in the form of increases in cash surrender value helps to offset a portion of employee benefit costs.

Other income from purchased loans was $3.7 million in the first quarter of 2017 compared to $3.1 million in the first quarter of 2016. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments.  Because other income from purchased loans may be significantly affected by purchased loan payments and payoffs, this income item may vary significantly from period to period.

Gains on sale of other assets were $1.6 million in the first quarter of 2017 compared to $1.0 million in the first quarter of 2016.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Service charges on deposit accounts	$11,301	$7,657
Mortgage lending income	1,574	1,284
Trust income	1,631	1,507
BOLI income	4,464	2,861
Other income from purchased loans, net	3,737	3,052
Net gains on sales of other assets	1,619	1,027
Other	4,732	2,477
Total non-interest income	$29,058	$19,865

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 64.1% to $78.3 million for the first quarter of 2017 compared to $47.7 million for the first quarter of 2016. The increase in our non-interest expense is primarily attributable to our C&S and C1 acquisitions, both of which closed in July 2016.

Salaries and employee benefits, our largest component of non-interest expense, increased 65.0% to $38.6 million in the first quarter of 2017 compared to $23.4 million in the first quarter of 2016. We had 2,344 full-time equivalent employees at March 31, 2017, an increase of 42.4%, compared to 1,646 full-time equivalent employees at March 31, 2016.

Net occupancy and equipment expense for the first quarter of 2017 increased 54.6% to $13.2 million compared to $8.5 million for the first quarter of 2016. At March 31, 2017, we had 250 offices, an increase of 42.0%, compared to 176 offices at March 31, 2016.

Our aggregate other operating expenses increased 67.9% to $26.5 million for the first quarter of 2017 compared to $15.8 million for the first quarter of 2016.  These increases were primarily due to the growth of the Company, including the growth added from the C&S and C1 acquisitions.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 35.0% for the first quarter of 2017 compared to 35.5% for the first quarter of 2016.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$38,554	$23,362
Net occupancy and equipment	13,192	8,531
Other operating expenses:
Professional and outside services	5,338	3,221
Postage and supplies	1,919	1,058
Advertising and public relations	1,190	1,116
Telecommunication services	3,970	1,752
Software and data processing	2,473	506
ATM expense	1,138	880
Travel and meals	1,855	1,504
FDIC insurance	1,000	1,200
FDIC and state assessments	742	339
Loan collection and repossession expense	1,302	1,037
Writedowns of foreclosed and other assets	596	670
Amortization of intangibles	3,145	1,726
Other	1,854	784
Total non-interest expense	$78,268	$47,686

Income Taxes

The provision for income taxes was $47.4 million for the first quarter of 2017 compared to $31.0 million for the first quarter of 2016. The effective income tax rate was 34.7% for the first quarter of 2017 compared to 37.5% for the first quarter of 2016. The decrease in the effective tax rate for the first quarter of 2017 compared to the first quarter of 2016 was due primarily to a decrease in certain non-deductible executive compensation expenses and the change in the treatment of excess tax benefits pursuant to the adoption of ASU 2016-09. The effective tax rates were also affected by various other factors related to non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2017, our total loan and lease portfolio was $14.80 billion compared to $14.56 billion at December 31, 2016.  Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $12.29 billion at March 31, 2017 compared to $12.09 billion at December 31, 2016. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio, are reflected in the following table.

Total Loan and Lease Portfolio

	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,252,286	8.5%	$1,259,289	8.6%
Non-farm/non-residential	4,764,286	32.2	4,665,401	32.0
Construction/land development	5,299,165	35.8	5,295,860	36.4
Agricultural	134,591	0.7	124,857	0.9
Multifamily residential	838,806	5.7	744,005	5.1
Total real estate	12,289,134	82.9	12,089,412	83.0
Commercial and industrial	364,496	2.5	440,147	3.0
Consumer	1,097,939	7.5	1,028,991	7.1
Direct financing leases	136,790	0.9	137,188	0.9
Other	908,563	6.2	867,377	6.0
Total loans and leases	$14,796,922	100.0%	$14,563,115	100.0%

Included in “other” loans at March 31, 2017 and December 31, 2016 are loans totaling $877 million and $835 million, respectively, which were originated to acquire promissory notes from non-depository financial institutions and are typically collateralized by an assignment of the promissory note and all related note documents including mortgages, deeds of trust, etc.  While the loans are considered “other” loans in accordance with Federal Deposit Insurance Corporation (“FDIC”) Call Report instructions, we underwrite these lending transactions based on the fundamentals of the underlying collateral, repayment sources and guarantors, among others, consistent with other similar lending transactions.

The amount and type of our total real estate loans at March 31, 2017, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$6,400	$486,833	$2,061,049	$—	$71,729	$2,626,011
All other New York(1)	624	8,224	810	—	—	9,658
Total New York	7,024	495,057	2,061,859	—	71,729	2,635,669
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	147,868	318,531	361,964	400	3,720	832,483
Tampa–St. Petersburg–Clearwater, FL MSA	69,876	258,083	92,264	318	21,163	441,704
North Port–Sarasota–Bradenton, FL MSA	39,811	53,742	36,100	9,130	801	139,584
Orlando–Kissimmee–Sanford, FL MSA	6,209	77,821	55,171	—	56	139,257
Cape Coral–Fort Myers, FL MSA	20,186	60,353	38,656	—	496	119,691
Jacksonville, FL MSA	4,845	55,068	12,448	—	28,248	100,609
Crestview–Fort Walton Beach–Destin, FL MSA	4,013	2,367	32,336	145	—	38,861
Deltona–Daytona Beach–Ormond Beach, FL MSA	743	11,269	7,283	—	14,774	34,069
Lakeland–Winter Haven, FL MSA	490	23,688	1,841	—	48	26,067
Ocala, FL MSA	2,998	21,323	—	—	—	24,321
Punta Gorda, FL MSA	10,116	6,507	5,646	—	—	22,269
Sebastian–Vero Beach, FL MSA	20	20,451	—	—	1,450	21,921
Sebring, FL MSA	—	21,092	—	—	26	21,118
Pensacola–Ferry Pass–Brent, FL MSA	2,493	859	12,475	—	—	15,827
Palm Bay–Melbourne–Titusville, FL MSA	581	5,966	—	—	4,263	10,810
All other Florida(1)	7,209	97,510	—	986	654	106,359
Total Florida	317,458	1,034,630	656,184	10,979	75,699	2,094,950
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	184,543	435,493	286,804	4,036	81,269	992,145
Savannah, GA MSA	3,938	43,359	14	—	—	47,311
Dalton, GA MSA	12,219	20,689	900	1,135	1,082	36,025
Gainesville, GA MSA	5,382	15,379	5,760	160	714	27,395
Brunswick, GA MSA	10,212	4,551	937	—	8,233	23,933
Macon, GA MSA	4,919	8,803	360	13	4,728	18,823
Athens–Clarke County, GA MSA	3,457	10,956	2,244	124	—	16,781
Valdosta, GA MSA	6,080	5,607	836	417	163	13,103
Augusta–Richmond County GA–SC MSA	576	9,586	—	—	16	10,178
All other Georgia(1)	59,143	57,702	25,291	4,525	26,260	172,921
Total Georgia	290,469	612,125	323,146	10,410	122,465	1,358,615
Texas:
Dallas–Fort Worth–Arlington, TX MSA	39,765	125,478	321,613	185	35,235	522,276
Houston–The Woodlands–Sugar Land, TX MSA	11,041	82,987	164,457	—	151,921	410,406
Austin–Round Rock, TX MSA	10,476	65,780	145,790	—	3,421	225,467
College Station–Bryan, TX MSA	—	1,307	13,832	—	16,634	31,773
Texarkana, TX–AR MSA	10,757	9,335	1,045	703	783	22,623
Lubbock, TX MSA	—	4,681	—	—	17,155	21,836
San Antonio–New Braunfels, TX MSA	1,446	5,936	5,165	—	1,156	13,703
All other Texas(1)	1,115	29,424	11,309	43	200	42,091
Total Texas	74,600	324,928	663,211	931	226,505	1,290,175

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	155,926	283,316	49,590	16,572	21,490	526,894
Hot Springs, AR MSA	49,896	84,847	17,809	855	3,023	156,430
Fayetteville–Springdale–Rogers, AR–MO MSA	16,921	58,488	24,470	12,440	13,487	125,806
Fort Smith, AR–OK MSA	26,777	57,282	6,812	3,022	11,261	105,154
Southern Arkansas(2)	26,397	18,638	2,435	20,038	710	68,218
Western Arkansas(3)	18,574	32,280	8,528	6,537	1,153	67,072
Northern Arkansas(4)	31,276	11,717	2,773	11,474	2,700	59,940
All other Arkansas(1)	20,360	23,184	16,500	30,926	3,248	94,218
Total Arkansas	346,127	569,752	128,917	101,864	57,072	1,203,732
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	52,575	129,799	119,237	1,352	11,139	314,102
Winston–Salem, NC MSA	40,781	35,350	7,510	—	1,160	84,801
North Carolina Foothills(5)	42,347	26,273	5,299	2,822	1,428	78,169
Charleston–North Charleston, SC MSA	1,302	12,708	37,827	—	5,114	56,951
Wilmington, NC MSA	8,939	27,808	8,752	416	—	45,915
Columbia, SC MSA	1,717	41,078	1,327	—	—	44,122
Greensboro–High Point, NC MSA	15,997	17,997	5,101	827	2,231	42,153
Raleigh, NC MSA	708	3,341	14,368	—	19,353	37,770
Hilton Head Island–Bluffton–Beaufort, SC MSA	3,350	10,288	5,004	—	2,329	20,971
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	3,427	6,333	718	—	5,171	15,649
Greenville–Anderson–Mauldin, SC MSA	5,990	2,604	2,670	—	—	11,264
Spartanburg, SC MSA	1,596	96	8,342	—	550	10,584
All other North Carolina(1)	8,035	24,225	38,475	—	445	71,180
All other South Carolina(1)	738	10,949	2,110	—	—	13,797
Total North Carolina / South Carolina	187,502	348,849	256,740	5,417	48,920	847,428
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	132,278	181,570	—	—	313,848
Riverside–San Bernardino–Ontario, CA MSA	—	102,144	4,451	—	38,569	145,164
San Francisco–Oakland–Hayward, CA MSA	—	91,403	7,791	—	—	99,194
San Diego–Carlsbad, CA MSA	—	45,810	27,503	—	—	73,313
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	57,544	—	—	57,544
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	33,216	—	—	33,216
San Jose–Sunnyvale–Santa Clara, CA MSA	—	—	28,213	—	—	28,213
Stockton–Lodi, CA MSA	—	—	24,878	—	—	24,878
All other California(1)	—	4,779	—	—	—	4,779
Total California	—	376,414	365,166	—	38,569	780,149
Colorado:
Denver–Aurora–Lakewood, CO MSA	9	88,141	142,838	—	—	230,988
Boulder, CO MSA	—	38,699	—	—	—	38,699
All other Colorado(1)	1,348	—	46,995	—	—	48,343
Total Colorado	1,357	126,840	189,833	—	—	318,030
Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	—	166,555	93,188	—	—	259,743
Chattanooga, TN–GA MSA	665	33,247	45	—	—	33,957
All other Tennessee(1)	1,379	8,359	257	—	—	9,995
Total Tennessee	2,044	208,161	93,490	—	—	303,695

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	—	1,856	158,956	—	2,170	162,982
Bloomington, IL MSA	—	12,204	—	—	—	12,204
All other Illinois(1)	—	1,350	1,206	—	—	2,556
Total Illinois	—	15,410	160,162	—	2,170	177,742

Phoenix–Mesa–Scottsdale, AZ MSA	—	19,720	113,046	—	32,989	165,755

Seattle–Tacoma–Bellevue, WA MSA	—	53,864	87,079	—	—	140,943

Nevada:
Las Vegas–Henderson–Paradise, NV MSA	—	81,161	—	—	37,787	118,948
Reno, NV MSA	—	10,604	—	—	—	10,604
Total Nevada	—	91,765	—	—	37,787	129,552

Cayman Islands	—	128,575	—	—	—	128,575

Washington, DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	319	10,992	66,676	—	—	77,987
All other Maryland(1)	—	1,383	—	—	8,970	10,353
Total Washington, DC / Maryland	319	12,375	66,676	—	8,970	88,340

Providence–Warwick, RI–MA MSA	—	82,024	—	—	—	82,024

Alabama:
Birmingham–Hoover, AL MSA	603	—	20,154	—	—	20,757
Mobile, AL MSA	4,738	14,444	840	—	724	20,746
Huntsville, AL MSA	743	10,705	1,548	—	—	12,996
All other Alabama(1)	14,994	4,413	3,450	418	3,267	26,542
Total Alabama	21,078	29,562	25,992	418	3,991	81,041
Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	31,107	—	—	31,107
Lebanon, PA MSA	—	18,557	—	—	—	18,557
All other Pennsylvania(1)	—	21,435	—	—	—	21,435
Total Pennsylvania	—	39,992	31,107	—	—	71,099

Urban Honolulu, HI MSA	—	—	—	—	61,043	61,043

Oregon:
Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	17,737	—	23,427	41,164
Bend–Redmond, OR MSA	—	11,425	—	—	—	11,425
All other Oregon(1)	—	8,391	—	—	—	8,391
Total Oregon	—	19,816	17,737	—	23,427	60,980
Ohio:
Cincinnati, OH–KY–IN MSA	—	25,449	—	—	—	25,449
Columbus, OH MSA	—	7,185	5,722	—	—	12,907
All other Ohio(1)	—	2,967	—	—	—	2,967
Total Ohio	—	35,601	5,722	—	—	41,323

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Missouri:
St. Louis, MO–IL MSA	—	397	—	—	19,367	19,764
Kansas City, MO–KS MSA	210	10,768	1,694	—	—	12,672
All other Missouri(1)	534	5,059	2,536	—	—	8,129
Total Missouri	744	16,224	4,230	—	19,367	40,565

Minneapolis–St. Paul–Bloomington, MN MSA	—	29,145	—	—	—	29,145

Kansas:
Manhattan, KS MSA	—	—	24,675	—	—	24,675
All other Kansas(1)	—	1,243	—	—	—	1,243
Total Kansas	—	1,243	24,675	—	—	25,918
Virginia:
Virginia Beach–Norfolk–Newport News, VA–NC MSA	—	7,370	4,753	—	—	12,123
All other Virginia(1)	591	8,822	703	—	76	10,192
Total Virginia	591	16,192	5,456	—	76	22,315
Oklahoma:
Tulsa, OK MSA	—	8,309	—	—	1,991	10,300
All other Oklahoma(1)	909	2,848	29	4,009	3,978	11,773
Total Oklahoma	909	11,157	29	4,009	5,969	22,073
Indiana:
Indianapolis–Carmel–Anderson, IN MSA	—	2,405	8,269	—	—	10,674
All Other Indiana	—	1,864	—	—	—	1,864
Total Indiana	—	4,269	8,269	—	—	12,538
Mississippi:
Gulfport–Biloxi–Pascagoula, MS MSA	—	9,514	2,140	—	—	11,654
All other Mississippi(1)	36	—	—	563	—	599
Total Mississippi	36	9,514	2,140	563	—	12,253

Bahamas	—	11,377	—	—	—	11,377

Connecticut	—	10,525	—	—	—	10,525

All other states(6)	2,028	29,180	8,299	—	2,058	41,565

Total Real Estate Loans	$1,252,286	$4,764,286	$5,299,165	$134,591	$838,806	$12,289,134

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in North Carolina Foothills: Cleveland, Lincoln and Rutherford.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$641,454	13.5%	$596,383	12.8%
Churches and schools	250,744	5.3	241,831	5.2
Office, including medical offices	756,198	15.9	745,329	16.0
Office warehouse, warehouse and mini-storage	35,018	0.7	31,591	0.7
Gasoline stations and convenience stores	93,923	2.0	102,693	2.2
Hotels and motels	1,211,479	25.4	1,043,710	22.4
Restaurants and bars	155,171	3.3	171,436	3.7
Manufacturing and industrial facilities	440,597	9.2	491,816	10.5
Nursing homes and assisted living centers	244,940	5.1	315,265	6.8
Hospitals, surgery centers and other medical	52,526	1.1	56,342	1.2
Golf courses, entertainment and recreational facilities	38,103	0.8	38,916	0.8
Other non-farm/non-residential (1)	844,133	17.7	830,089	17.7
Total	$4,764,286	100.0%	$4,665,401	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Unimproved land	$296,234	5.6%	$291,131	5.5%
Land development and lots:
1-4 family residential and multifamily	452,760	8.5	610,662	11.5
Non-residential	710,530	13.4	684,979	12.9
Construction:
1-4 family residential:
Owner occupied	26,707	0.5	123,099	2.3
Non-owner occupied:
Pre-sold	1,373,765	25.9	1,147,198	21.7
Speculative	198,403	3.7	201,111	3.8
Multifamily	813,836	15.4	712,547	13.5
Industrial, commercial and other	1,426,930	26.9	1,525,133	28.8
Total	$5,299,165	100.0%	$5,295,860	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. For any construction and development loan with interest reserves, we also consider the construction period interest in our underwriting process (otherwise, our underwriting of such loans with and without interest reserves is virtually identical). Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s equity and all other required subordinated elements of the capital structure be fully funded prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. Generally, as part of our underwriting process, we require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest and an appropriate portion of the hard costs. While we had advanced interest reserves as part of the funding process, we believe that the borrowers in effect had in most cases provided for these sums as part of their initial equity contribution. During the three months ended March 31, 2017, there were no situations where additional interest reserves were advanced on a loan to avoid such loan from becoming nonperforming, and at March 31, 2017, we had no construction and development loans with interest reserves that were nonperforming.

During the first quarter of 2017, we recognized $35.2 million of interest income on construction and development loans from the advance of interest reserves.  We advanced construction period interest on construction and development loans totaling $44.1 million in the first quarter of 2017.

The maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2017 was approximately $14.08 billion, of which $4.38 billion was outstanding at March 31, 2017 and $9.70 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 43%.

The following table reflects total loans and leases as of March 31, 2017 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of acquisition, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of acquisition, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2	Over 3
	1 Year	Through	Through	Through	Over
	or Less	2 Years	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
Fixed rate	$1,047,233	$847,659	$575,353	$831,602	$1,125,783	$4,427,630
Floating rate (not at a floor or ceiling rate)	7,709,623	54,536	99,911	131,238	27,868	8,023,176
Floating rate (at floor rate) (1)	1,979,432	36,640	102,646	166,695	29,123	2,314,536
Floating rate (at ceiling rate)	31,529	5	5	41	—	31,580
Total	$10,767,817	$938,840	$777,915	$1,129,576	$1,182,774	$14,796,922

Percentage of total	72.8%	6.3%	5.3%	7.6%	8.0%	100.0%
Cumulative percentage of total	72.8%	79.1%	84.4%	92.0%	100.0%

(1)

We have included a floor rate in many of our loans and leases. As a result of such floor rates, many loans and leases may not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in this MD&A in Part 2, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” include consideration of the impact of interest rate floors and ceilings in loans and leases.

At March 31, 2017, most of our floating rate loans are tied to three major benchmark interest rates, the 1-month LIBOR, 3-month LIBOR and Wall Street Journal Prime interest rate.  The following table is a summary of our floating rate loan portfolio and contractual interest rate indices.

Contractual Indices of Floating Rate Loans

Contractual Interest Rate Index	Floating Rate (at floor rate)	Floating Rate (not at a floor or ceiling rate)	Floating Rate (at ceiling rate)	Total Floating Rate
	(Dollars in thousands)
1-month LIBOR	$1,071,781	$5,681,457	$—	$6,753,238
3-month LIBOR	286,453	551,934	—	838,387
Wall Street Journal Prime	712,188	1,452,959	31,580	2,196,727
Other contractual interest rate indices	244,114	336,826	—	580,940
Total	$2,314,536	$8,023,176	$31,580	$10,369,292

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of acquisition:
Unpaid principal balance	$4,423,149	$4,809,224
Valuation discount	(76,581)	(92,821)
Carrying value	4,346,568	4,716,403
Loans with evidence of credit deterioration at date of acquisition:
Unpaid principal balance	304,372	319,733
Valuation discount	(70,893)	(78,114)
Carrying value	233,479	241,619
Total carrying value	$4,580,047	$4,958,022

The following table presents a summary, for the periods indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Activity in Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance – beginning of period	$241,619	$216,786
Accretion	9,167	6,609
Transfers to foreclosed assets	(1,675)	(1,403)
Payments received	(14,378)	(22,134)
Charge-offs	(363)	(91)
Other activity, net	(891)	(25)
Balance – end of period	$233,479	$199,742

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Accretable difference - beginning of period	$65,152	$59,176
Transfers to foreclosed assets	(245)	(208)
Purchased loans paid off	(352)	(1,748)
Cash flow revisions as a result of renewals and/or modifications	2,236	3,690
Accretion	(9,167)	(6,609)
Accretable difference - end of period	$57,624	$54,301

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

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$11,069	$14,371
Accruing loans and leases 90 days or more past due(1)	—	—
TDRs(1)	—	—
Total nonperforming loans and leases(1)	11,069	14,371
Foreclosed assets (2)	36,899	43,702
Total nonperforming assets (1)	$47,968	$58,073
Nonperforming loans and leases to total loans and leases (1)	0.11%	0.15%
Nonperforming assets to total assets (1)	0.25	0.31

(1)	Excludes purchased loans except for their inclusion in total assets.
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

At March 31, 2017, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $4.4 million to the estimated fair value of such loans and leases of $8.4 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $2.6 million of partial charge-offs and $1.8 million of specific loan and lease loss allocations. These amounts do not include our $13.9 million of impaired purchased loans at March 31, 2017.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,973	$3,762
Non-farm/non-residential	12,856	17,207
Construction/land development	20,179	21,568
Agricultural	473	473
Total real estate	36,481	43,010
Commercial and industrial	229	293
Consumer	189	399
Total foreclosed assets	$36,899	$43,702

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

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
March 31, 2017:	(Dollars in thousands)
Arkansas	$6,253	$11,209	$17,462
North Carolina	482	2,283	2,765
Georgia	482	8,343	8,825
Texas	2,158	1,555	3,713
Florida	48	12,566	12,614
South Carolina	—	541	541
Alabama	121	154	275
All other	1,525	248	1,773
Total	$11,069	$36,899	$47,968

Impaired Purchased Loans

As of March 31, 2017 and December 31, 2016, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). The following table presents a summary of such impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$7,562	$1,243
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	6,307	5,273
Total impaired purchased loans	$13,869	$6,516
Impaired purchased loans to total purchased loans	0.30%	0.13%

Allowance and Provision for Loan and Lease Losses

At March 31, 2017, our ALLL was $78.2 million, including $76.6 million allocated to our non-purchased loans and leases and $1.6 million allocated to our purchased loans compared to $61.8 million at March 31, 2016, including $60.6 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  At December 31, 2016, our ALLL was $76.5 million, including $74.9 million allocated to our non-purchased loans and leases and $1.6 million allocated to our purchased loans.  Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases was 0.75% at March 31, 2017 compared to 0.80% at March 31, 2016 and 0.78% at December 31, 2016. Our ALLL allocated to non-purchased loans and leases was equal to 692% of our total nonperforming non-purchased loans and leases at March 31, 2017 compared to 532% at March 31, 2016 and 521% at December 31, 2016.  The amount of ALLL and provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2016.

In recent years, we have focused on loan transactions that include various combinations of (i) marquee properties, (ii) strong and capable sponsors or borrowers, (iii) low leverage, and (iv) defensive loan structure. At the same time, our loan portfolio has expanded throughout the United States and consists of a very diversified portfolio in terms of geographic location. We consider this geographic diversification to be a substantial source of strength in regard to portfolio credit quality. Additionally, we have continued to focus on originating high quality loans at low leverage. At March 31, 2017, our ratios of weighted-average loan-to-cost and weighted-average loan-to-value on construction loans with interest reserves, assuming such loans are ultimately fully funded, were approximately 50% and approximately 43%, respectively. Each of these factors mentioned above has contributed to our favorable asset quality ratios and net charge-off ratios in recent years. In addition, these factors have also helped to contribute to recent decreases in our ratio of ALLL to total non-purchased loans and leases.

The provision for loan and lease losses for the first quarter of 2017 was $4.9 million, including $3.0 million for non-purchased loans and leases and $1.9 million for purchased loans, compared to $2.0 million for the first quarter of 2016, almost all of which was for our non-purchased loans and leases.

Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases decreased to 0.75% at March 31, 2017 compared to 0.80% at March 31, 2016 and 0.78% at December 31, 2016, primarily as a result of the low level of net charge-offs in recent quarters, our conservative underwriting practices, our general trends in recent years of lower loan-to-cost and loan-to-value ratios in our construction and development portfolio and generally improving economic conditions in many of our markets. While we believe our ALLL at March 31, 2017 and related provision for the first quarter of 2017 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

Activity within the allowance for loan and lease losses for the periods indicated is shown in the following table.

Activity Within the Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Balance, beginning of period	$76,541	$60,854
Charge-offs of non-purchased loans and leases:
Real estate:
Residential 1-4 family	(169)	(243)
Non-farm/non-residential	(6)	(12)
Construction/land development	(67)	(20)
Agricultural	—	(7)
Total real estate	(242)	(282)
Commercial and industrial	(225)	(11)
Consumer	(113)	(33)
Direct financing leases	(677)	(660)
Other	(492)	(361)
Total charge-offs of non-purchased loans and leases	(1,749)	(1,347)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	4	24
Non-farm/non-residential	11	—
Construction/land development	6	2
Total real estate	21	26
Commercial and industrial	86	33
Consumer	111	12
Direct financing leases	5	11
Other	209	171
Total recoveries of non-purchased loans and leases previously charged off	432	253
Net charge-offs of non-purchased loans and leases	(1,317)	(1,094)
Charge-offs of purchased loans	(2,787)	(65)
Recoveries of purchased loans previously charged off	854	48
Net charge-offs of purchased loans	(1,933)	(17)
Net charge-offs – total loans and leases	(3,250)	(1,111)
Provision for loan and lease losses:
Non-purchased loans and leases	3,000	2,000
Purchased loans	1,933	17
Total provision	4,933	2,017
Balance, end of period	$78,224	$61,760
ALLL allocated to non-purchased loans and leases	$76,624	$60,560
ALLL allocated to purchased loans	1,600	1,200
Total ALLL	$78,224	$61,760

A summary of our net charge-off ratios and certain other ALLL ratios, as of and for the periods indicated, is presented in the following table.

Net Charge-off and ALLL Ratios

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2017	2016	2016
Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)(2)	0.05%	0.06%	0.06%
Net charge-offs of purchased loans to average purchased loans (1)	0.16%	—	0.09%
Net charge-offs of total loans and leases to average total loans and leases (1)	0.09%	0.05%	0.07%

ALLL for non-purchased loans and leases to total non-purchased loans and leases (3)	0.75%	0.80%	0.78%
ALLL for purchased loans to total purchased loans	0.03%	0.07%	0.03%
ALLL to total loans and leases	0.53%	0.67%	0.53%
ALLL to nonperforming loans and leases (3)	692%	532%	521%

(1) Ratios for interim periods annualized.

(2) Excludes purchased loans and net charge-offs related to purchased loans.

(3) Excludes purchased loans and ALLL allocated to such loans.

Investment Securities

At March 31, 2017 and December 31, 2016, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

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

Investment Securities

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$932,781	$913,637	$946,886	$919,013
U.S. Government agency securities	548,284	539,628	547,297	535,490
Corporate obligations	10,061	10,089	10,086	9,915
CRA qualified investment fund	1,067	1,041	1,061	1,034
Other equity securities	6,173	6,173	6,160	6,160
Total	$1,498,366	$1,470,568	$1,511,490	$1,471,612

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $9.3 million and gross unrealized losses of $37.1 million at March 31, 2017 and gross unrealized gains of $8.7 million and gross unrealized losses of $48.6 million at December 31, 2016. We believe that all unrealized losses on individual investment securities at March 31, 2017 and December 31, 2016 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2017:
Obligations of states and political subdivisions	$932,781	$6,021	$(35,162)	$903,640
U.S. Government agency securities	548,284	108	(18,012)	530,380
Corporate obligations	10,061	—	(81)	9,980
CRA qualified investment fund	1,067	—	—	1,067
Other equity securities	6,173	—	—	6,173
Total	$1,498,366	$6,129	$(53,255)	$1,451,240

December 31, 2016:
Obligations of states and political subdivisions	$946,886	$6,124	$(36,567)	$916,443
U.S. Government agency securities	547,297	119	(19,002)	528,414
Corporate obligations	10,086	5,500	(72)	15,514
CRA qualified investment fund	1,061	—	—	1,061
Other equity securities	6,160	—	—	6,160
Total	$1,511,490	$11,743	$(55,641)	$1,467,592

We had no net gains or sales of investment securities in the first quarter of 2017 or 2016.  During the first quarter of 2017 and 2016, respectively, investment securities totaling $32.2 million and $58.2 million matured, were called or were paid down by the issuer. We purchased $21.9 million in investment securities during the first quarter of 2017 compared to $79.8 million during the first quarter of 2016.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at March 31, 2017 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA (1)	AA (2)	A (3)	BBB (4)	Non- Rated (5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$162,978	$409,643	$160,596	$17,592	$162,828	$913,637
U.S. Government agency securities	47,236	492,392	—	—	—	539,628
Corporate obligations	—	—	485	9,604	—	10,089
CRA qualified investment fund	—	—	—	—	1,041	1,041
Other equity securities	6,173	—	—	—	—	6,173
Total	$216,387	$902,035	$161,081	$27,196	$163,869	$1,470,568
Percentage of total	14.7%	61.3%	11.0%	1.8%	11.2%	100.0%
Cumulative percentage of total	14.7%	76.0%	87.0%	88.8%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
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

Deposits

	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Non-interest bearing	$2,704,022	17.2%	$2,589,458	16.6%
Interest bearing:
Transaction (NOW)	2,666,959	17.0	2,751,283	17.7
Savings and money market	5,512,759	35.1	5,297,074	34.0
Time deposits less than $100,000	1,615,535	10.3	1,741,307	11.2
Time deposits of $100,000 or more	3,214,152	20.4	3,195,759	20.5
Total deposits	$15,713,427	100.0%	$15,574,881	100.0%

At March 31, 2017 brokered deposits totaled $2.00 billion, or 12.75% of total deposits, compared to $1.99 billion, or 12.78% of total deposits, at December 31, 2016.

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

The amount and percentage of our deposits by state of originating office, as of the dates indicated, are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Arkansas	$6,466,066	41.1%	$6,309,230	40.5%
Georgia	3,621,149	23.0	3,714,963	23.9
Texas	2,185,100	13.9	2,015,492	12.9
Florida	1,950,054	12.4	2,056,956	13.2
North Carolina	925,199	5.9	890,091	5.7
New York	355,705	2.3	378,348	2.4
Alabama	110,081	0.7	107,458	0.7
South Carolina	100,073	0.7	102,343	0.7
Total	$15,713,427	100.0%	$15,574,881	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, federal funds purchased), subordinated notes and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2017		2016
	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$79,884	0.15%	$68,301	0.11%
Other borrowings (1)	42,137	2.14	51,053	2.38
Subordinated notes	222,561	5.81	—	—
Subordinated debentures	118,300	4.05	117,749	3.60
Total other interest bearing liabilities	$462,882	4.05%	$237,103	2.33%

(1)

Included in other borrowings at March 31, 2017 are FHLB advances that contain quarterly call features with weighted average interest rates which mature as follows: November 2017, $20.0 million at 3.16% and January 2018, $20.0 million at 2.53%.

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

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At March 31, 2017, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at March 31, 2017	Carrying Value of Subordinated Debentures at March 31, 2017	Trust Preferred Securities of the Trusts	Contractual Interest Rate at March 31, 2017	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	4.05%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.97	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	3.27	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.73	December 15, 2036
Intervest II	15,464	(522)	14,942	15,000	4.10	September 17, 2033
Intervest III	15,464	(605)	14,859	15,000	3.94	March 17, 2034
Intervest IV	15,464	(1,100)	14,364	15,000	3.55	September 20, 2034
Intervest V	10,310	(1,045)	9,265	10,000	2.78	December 15, 2036
	$121,652	$(3,272)	$118,380	$118,000

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

Corporate Reorganization. On April 10, 2017, the Company, as part of an internal corporate reorganization, entered into an Agreement and Plan of Merger (the “Plan of Merger”) with the Bank, whereby the Company will be merged with and into the Bank (the “Reorganization”) with the Bank continuing as the surviving entity.

At the effective time of the Reorganization, the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, will automatically be converted into an equivalent number of shares of the Bank’s common stock. As a result, the shares of capital stock of the Bank will be owned directly by the Company’s shareholders in the same proportion as their ownership of the Company’s capital stock immediately prior to the Reorganization.

As an Arkansas state-chartered bank that is not a member of the Federal Reserve System, the Bank will continue to be subject to regulation and supervision by the Arkansas State Bank Department (“ASBD”) and the FDIC. The Company is currently subject to regulation and supervision by the Federal Reserve Board (“FRB”) as a bank holding company; following the Reorganization, the Bank will not be subject to the FRB’s regulation and supervision (except such regulations as are made applicable to the Bank by law and regulations of the FDIC).

Following the Reorganization, it is expected that the  Bank’s shares of common stock will be listed on The NASDAQ Global Select Market (“NASDAQ”) under the same ticker symbol currently used by the Company, “OZRK.” The Bank’s common stock will be registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which vests the FDIC with the power to administer and enforce certain sections of the Exchange Act applicable to banks. Following the Reorganization, the Bank will no longer file periodic or current reports or other materials with the SEC but will be required to file such periodic and current reports and other materials required under the Exchange Act with the FDIC.

Pursuant to Section 3(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), securities issued by the Bank, including the common stock to be issued in connection with the Reorganization, are exempt from registration under the Securities Act.

The Plan of Merger has been approved by the boards of directors of each of the Company and the Bank. In connection with the Reorganization, the Company will convene and hold a special meeting of its shareholders on June 23, 2017 to consider and vote upon the Reorganization. The Reorganization is subject to various closing conditions including, among others, (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Reorganization, (ii) receipt of all required regulatory approvals, including the approval of the FDIC and ASBD, and (iii) approval for listing on NASDAQ of the Bank’s common stock.

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

Calculation of Total Tangible Common Stockholders’ Equity and

the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$2,873,317	$2,791,607
Less intangible assets:
Goodwill	(660,789)	(660,119)
Other intangible assets, net of accumulated amortization	(57,686)	(60,831)
Total intangibles	(718,475)	(720,950)
Total tangible common stockholders’ equity	$2,154,842	$2,070,657
Total assets	$19,152,212	$18,890,142
Less intangible assets:
Goodwill	(660,789)	(660,119)
Other intangible assets, net of accumulated amortization	(57,686)	(60,831)
Total intangibles	(718,475)	(720,950)
Total tangible assets	$18,433,737	$18,169,192
Ratio of total common stockholders’ equity to total assets	15.00%	14.78%
Ratio of total tangible common stockholders’ equity to total tangible assets	11.69%	11.40%

Calculation of Total Tangible Common Stockholders’ Equity and

Tangible Book Value Per Common Share

	March 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$2,873,317	$2,791,607
Less intangible assets:
Goodwill	(660,789)	(660,119)
Other intangible assets, net of accumulated amortization	(57,686)	(60,831)
Total intangibles	(718,475)	(720,950)
Total tangible common stockholders’ equity	$2,154,842	$2,070,657
Shares of common stock outstanding	121,575	121,268
Book value per common share	$23.63	$23.02
Tangible book value per common share	$17.72	$17.08

Calculation of Average Tangible Common Stockholders’ Equity and

Annualized Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net income available to common stockholders	$89,188	$51,668
Average common stockholders’ equity before noncontrolling interest	$2,826,832	$1,484,657
Less average intangible assets:
Goodwill	(660,151)	(125,448)
Other intangible assets, net of accumulated amortization	(59,596)	(26,164)
Total average intangibles	(719,747)	(151,612)
Average tangible common stockholders’ equity	$2,107,085	$1,333,045
Return on average common stockholders’ equity (1)	12.80%	14.00%
Return on average tangible common stockholders’ equity (1)	17.17%	15.59%

(1)	Ratios annualized based on actual days.

Common Stock Dividend Policy. During the three months ended March 31, 2017, we paid a dividend of $0.17 per common share compared to $0.15 per common share in the three months ended March 31, 2016. On April 3, 2017, our board of directors approved a cash dividend of $0.175 per common share that was paid on April 21, 2017. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in addition to the amount necessary to meet minimum risk-based capital requirements for common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets. The capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us and our subsidiary bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.5% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%. Additionally, in order to be considered well-capitalized under the Basel III Rules, we must maintain (i) a ratio of common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0% and (iv) a leverage ratio of at least 5.0%.

The following table presents actual and required capital ratios at March 31, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

Regulatory Capital Ratios

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2017:
Common equity tier 1 to risk-weighted assets:
Company	$2,157,706	9.94%	$1,247,562	5.75%	$1,518,772	7.00%	N/A	N/A
Bank	2,463,577	11.36	1,246,878	5.75	1,517,938	7.00	$1,410,288	6.50%
Tier 1 capital to risk-weighted assets:
Company	2,157,706	9.94	1,573,014	7.25	1,844,223	8.50	N/A	N/A
Bank	2,463,577	11.36	1,572,151	7.25	1,843,211	8.50	1,735,739	8.00
Total capital to risk-weighted assets:
Company	2,578,930	11.89	2,006,948	9.25	2,278,157	10.50	N/A	N/A
Bank	2,541,801	11.72	2,005,847	9.25	2,276,908	10.50	2,169,674	10.00
Tier 1 leverage to average assets:
Company	2,157,706	11.95	751,275	4.00	751,275	4.00	N/A	N/A
Bank	2,463,577	13.66	750,906	4.00	750,906	4.00	939,093	5.00
December 31, 2016:
Common equity tier 1 to risk-weighted assets:
Company	$2,093,548	9.99%	$1,074,382	5.125%	$1,467,448	7.00%	N/A	N/A
Bank	2,405,095	11.48	1,073,635	5.125	1,466,428	7.00	$1,361,684	6.50%
Tier 1 capital to risk-weighted assets:
Company	2,093,548	9.99	1,388,835	6.625	1,781,902	8.50	N/A	N/A
Bank	2,405,095	11.48	1,387,870	6.625	1,780,663	8.50	1,675,918	8.00
Total capital to risk-weighted assets:
Company	2,513,089	11.99	1,808,106	8.625	2,201,173	10.50	N/A	N/A
Bank	2,481,636	11.85	1,806,849	8.625	2,199,643	10.50	2,094,898	10.00
Tier 1 leverage to average assets:
Company	2,093,548	11.99	698,438	4.00	698,438	4.00	N/A	N/A
Bank	2,405,095	13.77	698,597	4.00	698,597	4.00	873,246	5.00

At March 31, 2017 and December 31, 2016, capital levels at both the Company and the Bank exceed all minimum capital requirements under the Basel III Rules on a fully phased-in basis.

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

Deposit levels may be affected by a number of factors including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are generally a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include wholesale deposit sources, FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowing programs and/or accessing the capital markets.

At March 31, 2017, we had $11.26 billion in unfunded balances on loans already closed, the vast majority of which is attributable to construction loans for which construction has commenced. In most cases the borrower’s equity and all other required subordinated elements of the capital structure must be fully funded before we advance funds. Typically we are the last to advance funds and the first to be repaid. In many cases we do not advance funds on loans for many months after closing because the borrower’s equity and other funding sources must fund first. This conservative practice for handling construction loans has led to the large unfunded balance of closed loans. As a result, we maintain a detailed 36-month forward funding forecast projecting all loan fundings and loan pay downs and pay offs. Our ability to project monthly net portfolio growth with a substantial degree of accuracy is an important part of our liquidity management process.

At March 31, 2017, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $4.63 billion of available blanket borrowing capacity with the FHLB, (2) $738 million of investment securities available to pledge for federal funds or other borrowings, (3) $230 million of available unsecured federal funds borrowing lines and (4) up to $155 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities portfolio to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $142 million in the first quarter of 2017 and $45 million in the first quarter of 2016.  Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities. The increase in cash provided by operating activities during the first quarter of 2017 compared to the first quarter of 2016 is due, in part, to the increase in net income.

Investing activities used net cash of $215 million in the first quarter of 2017 and $994 million in the first quarter of 2016.  The decrease in net cash used by investing activities was primarily the result of the lower growth rate of our non-purchased loans and leases during the first quarter of 2017 compared to the same period in 2016 and the increase in net payments received on our purchased loan portfolio.

Financing activities provided $135 million in the first quarter of 2017 and $1.48 billion in the first quarter of 2016. The decrease in cash provided by financing activities is primarily the result of a lower growth rate of deposits needed to fund growth of interest earning assets during the first quarter of 2017 compared to the first quarter of 2016.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit (most of which are in the form of unfunded balances on loans already closed) and standby letters of credit. See Note 7 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of March 31, 2017.

Growth and Expansion

De Novo Growth. In January 2017, we consolidated our New York, New York RESG loan production office in with our retail banking office in New York, New York, and in February 2017, we opened a loan production office in Atlanta, Georgia for our mortgage lending team.  We also expect to open a retail banking office in McKinney, Texas in 2017, and we expect to replace leased facilities with Bank-owned facilities in Miami Beach, Florida and Harrisburg, North Carolina in 2017.

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

During the first quarter of 2017, we spent approximately $7.5 million on capital expenditures for premises and equipment. Our capital expenditures for the full year 2017 are expected to be in the range of $35 million to $50 million, including progress payments on construction projects expected to be completed in future periods, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on our projected baseline net interest income for the 12-month period commencing April 1, 2017. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	18.2%
+400	14.6
+300	10.9
+200	7.2
+100	3.5
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

There are no material changes from the risk factors set forth under Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Bank of the Ozarks, Inc.

DATE: May 5, 2017	/s/ Greg McKinney
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

2.5

Agreement and Plan of Merger, dated April 10, 2017, by and between Bank of the Ozarks, Inc. and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2017 and incorporated herein by reference).

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

10.2*

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

*Management contract or a compensatory plan or arrangement.

______________________